Form 10-K
period 2021-12-31
Revelstone Capital Acquisition Corp.
filed 2022-04-05
CIK 1874218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41178

REVELSTONE CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1511157
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14350 Myford Road Irvine, CA 92606	92606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(949) 751-7518

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant, each whole Redeemable Warrant to purchase one share of Class A common stock for $11.50 per share	RCACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	RCAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole Redeemable Warrant exercisable to purchase one share of Class A Common Stock for $11.50 per share	RCACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

As of April 5, 2022, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REVELSTONE CAPITAL ACQUISITION CORP.

Annual Report on Form 10-K

CERTAIN TERMS

References to “the Company,” “our,” “us” or “we” refer to Revelstone Capital Acquisition Corp., a blank check company incorporated in Delaware on April 5, 2021. References to our “Sponsor” refer to Revelstone Capital, LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Revelstone Capital Acquisition Corp., which closed on December 21, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	potential ability to obtain additional financing to complete our initial business combination;
•	pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	potential change in control if we acquire one or more target businesses for stock;
•	the potential liquidity and trading of our securities;
•	the lack of a market for our securities;
•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1. BUSINESS

Introduction

We a newly incorporated blank check company, incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target. While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search for a target business that capitalizes on our sponsor’s sector expertise, network and experience.

The Registration Statement for our initial public offering was declared effective on December 16, 2021 (the “Initial Public Offering,” or “IPO”). On December 21, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units”) at $10.00 per Unit, each Unit comprised of one share of Class A Common Stock, $0.0001 par value (the “Public Shares”), and one half-of-one redeemable warrant, each whole warrant to purchase one share of Class A Common Stock at a purchase price of $11.50 per share (the “Public Warrants”), generating gross proceeds of $150,000,000. We granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On January 11, 2021, the over-allotment option was partially exercised and the underwriters purchased 1,500,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit, generating additional gross proceeds of $15,000,000.

On December 21, 2021, simultaneously with the consummation of the IPO, the Company completed the private sale (the “Private Placement”) of 5,800,000 private placement warrants (the “Private Warrants”), at a purchase price of $1.00 per Private Warrant, of which 5,050,000 Private Warrants were sold to Revelstone Capital, LLC (the “Sponsor”) and 750,000 Private Warrants were sold to Roth Capital Partners, LLC, one of the representatives of the underwriters (“Roth”), generating gross proceeds to the Company of $5,800,000. The Private Warrants are identical to the Public Warrants sold in the IPO, except as otherwise disclosed in the Registration Statement. On January 11, 2022, the Sponsor purchased an additional 450,000 Private Warrants when the underwriter partially exercised their over-allotment option, generating additional proceeds of $450,000.

A total of $166,650,000 from the net proceeds of the sale of the Units in the Initial Public Offering, including the partial exercise of the over-allotment option, and a portion of the proceeds from the sale of the Private Warrants simultaneous with the Initial Public Offering and at the time of the partial exercise of the over-allotment option was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our stockholders.

If we are unable to complete an initial business combination within eighteen (18) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Company

We are a newly organized blank check company incorporated in April, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities, which we refer to throughout this prospectus as our initial business combination.

We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any potential business combination target with respect to an initial business combination with us. To date, our efforts have been limited to organizational activities and activities related to this offering. We have generated no operating revenues to date and we do not expect that we will generate operating revenues unless and until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, debt or a combination of cash, shares of stock and debt.

Although we may pursue a business combination in any industry, our objective is to identify and consummate a business combination with a business in the consumer, media and/or technology sectors that leverages D2C engagement as its primary go-to-market channel. We believe that the COVID-19 pandemic has increased consumers’ focus on health, wellness and fitness, while simultaneously accelerating consumers’ adoption of digital and mobile commerce platforms. In addition, we believe that digital ubiquity, the proliferation of mobile devices and the increasing consumer focus on health, wellness and fitness creates a significant opportunity for established D2C and digitally native brands focused on health, wellness and fitness (which we refer to as active consumer brands throughout this prospectus) to expand their customer bases, enhance market share and create sustainable value.

We believe that the deal generation, sector expertise, execution and operational capabilities of our management team, which is led by our Co-Chief Executive Officers, Morgan Callagy and Daniel Neukomm, will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring compelling value to shareholders of the post-business combination company. In particular, each of Mr. Callagy and Mr. Neukomm, who are the co-founders of Revelstone Capital, an affiliate of our sponsor focused on investments across the active consumer brands ecosystem, bring more than 20 years of investment and operational experience, respectively, which we believe will enhance our ability to identify, underwrite and pursue an initial business combination with an attractive target business. We intend to identify and acquire a business that could benefit from a partner that has extensive operational, capital markets and investment management experience in our areas of focus, and that presents potential for an attractive return to our investors. We believe that by optimizing its capital structure and allocating capital efficiently, and by operating under a deliberate long-term strategy, we can rapidly scale or bring about a transformation in our target business’ operations. Additionally, our management team has deep insight in building ecosystems and brands, consumer buying patterns and technologies required to put together powerful solutions and business models.

Our Management Team and Board of Directors

Morgan Callagy has served as the Co-Chief Executive Officer of our company since our inception and is one of our directors. Mr. Callagy has over 25 years of investment experience. Mr. Callagy started his investment career at Ark Asset Management a multi-billion dollar long-only investment firm based in New York. In 1996, Mr. Callagy joined Veronis Suhler Stevenson or VSS, a New York-based private equity firm, where he spent 22 years in a variety of positions, including as one of the founders and most recently the head of the firm’s London office where he was based for close to 20 years. Mr. Callagy while at VSS was responsible for the Firm’s investments throughout Europe and his role included sourcing, due diligence, transaction execution, portfolio management, fund raising, and various portfolio board level responsibilities. Mr. Callagy, limited partners, sponsors and banks, was involved in the deployment in aggregate of over $2 billion across the media, technology, software and entertainment value chains and served on the Executive Committee of VSS and the investment committees across several of VSS’s funds. Since leaving VSS in 2017, Mr. Callagy, has been a director and advisor to La Jolla Group Inc. and its portfolio of active consumer brands. Mr. Callagy and Daniel Neukomm founded Revelstone Capital in 2017 to focus on investments across the active consumer brands and media landscape and to enhance the performance of companies in the consumer space including La Jolla Group’s portfolio of brands. Mr. Callagy has invested in numerous businesses including several consumer businesses across multiple consumer segments, including Caliva (now The Parent Company), a California-based cannabis company, he was an early investor in Spiritual Gangster, a branded apparel lifestyle company where Mr. Callagy has served on the board of directors since 2015, and Teton Gravity Research, an action sports content business where he was Chairman of the Board. Mr. Callagy earned a Bachelor of Arts in history from Georgetown University.

Daniel Neukomm is the Co-Chief Executive Officer of our company and one of our directors. Mr. Neukomm has 20 years of operational experience and is currently the Executive Chairman of La Jolla Group, Inc. (LJG), a position he has held since 2013. LJG is a multi-branded operating platform with ownership or investments in businesses that collectively have approximately $200 million in revenue for projected fiscal 2021 focused on globally recognized consumer brands, including O’Neill, Spiritual Gangster, PSD, Hang Ten, and others. Under Mr. Neukomm’s leadership, LJG has played a key role in the omni-channel transformation of the platform brands resulting in double-digit growth rates and material improvements in the profitability of these brands. Mr. Neukomm is also a co-founding partner at Revelstone Capital, a growth equity initiative which is focused on investing in growth stage consumer companies in the active lifestyle space. In addition, Mr. Neukomm was one of the largest founding investors and an operating partner in Caliva, a vertically integrated cannabis company in California. At Caliva, Mr. Neukomm led the execution and integration of a four company SPAC rollup to create The Parent Company (TPCO Holding Corp.), a vertically integrated platform that includes cultivation, manufacturing, brands, retail, and delivery. Mr. Neukomm has been a director of The Parent Company since January 2021. Mr. Neukomm began his career founding Mountain Oxygen, a supplemental oxygen services company based in Aspen, Colorado. Mr. Neukomm earned a Bachelor of Arts in economics from the University of Vermont and a Masters of Business Administration in finance and strategy from the International School of Management in Paris.

Jason White is an independent director of our company. In April 2021, Mr. White became the Chief Marketing Officer for ViacomCBS’ MTV Entertainment Group. From February 2020 to March 2021, Mr. White served as Chief Marketing Officer of Curaleaf, the nation’s largest licensed cannabis provider. From February 2019 to March 2020, Mr. White served as Chief Marketing Officer of Cura Cannabis Solutions. Prior to that, beginning in 2014, he was Executive Vice President and Global Head of Marketing for Beats by Dr. Dre. While there, he oversaw award-winning campaigns, including Straight Outta Compton, LeBron James Re-Established and product launches with Serena Williams, Cam Newton, DJ Khaled and Pharrell, among others. Before Beats, Mr. White spent nearly a decade at Wieden+Kennedy, a global advertising agency, most recently as the Managing Director in the Shanghai office, where he oversaw the Nike brand work for many breakthrough global campaigns, including the Beijing and London Olympics. Mr. White sits on a number of boards of directors, including the diversity initiative Marcus Graham Project, Monday Night Mentorship for mid-level marketers of color, and Caldera Arts, an Oregon non-profit to provide creative outlets to youth with limited opportunities. Mr. White earned a Bachelor of Business Administration in marketing from Georgetown University.

Margaret McDonald is an independent director of our company. Ms. McDonald is an experienced Executive Chairman, Chief Executive Officer and turnaround specialist of multiple global consumer retail brands. In 2019 she was made Executive Chairman of private equity owned Masai Copenhagen, owned by Silverfleet Partners London. Margaret has served as a Non-Executive Director for Spiritual Gangster since 2018. From 2018 until the end of 2019, she was Non-Executive Director on the Board of Flying Tiger Copenhagen, a specialty global retailer owned by EQT private equity. Margaret also serves as a senior advisor to A&M Capital Partners Europe, focusing primarily on all consumer related investments. In her specialty D2C operating roles Ms. McDonald previously served as Global President of Victoria’s Secret from 2013-2017, a $4 billion company and the largest subsidiary of L Brands Inc. Prior to joining Victoria’s Secret, Ms. McDonald was the Chief Executive Officer of Coast London, a specialty formalwear brand from 2010-2013. She was also CEO of LK Bennett a D2C lifestyle brand grounded in footwear. Ms. McDonald has also held executive roles at Gap Inc. and its Banana Republic subsidiary. Ms. McDonald also worked with Marks & Spencer plc. and Primark. Ms. McDonald earned a Bachelor of Science in management science from Dublin Institute of Technology and studied fashion and apparel design at Grafton Academy of Fashion & Design.

Jeff Rosenthal is as an independent director of our company. Mr. Rosenthal has over 15 years of experience as an entrepreneur, strategist and investor. In 2009, Mr. Rosenthal Co-Founded Summit Series LLC, a company focused on entrepreneurial community development and hosting global ideas festivals and events where he remains an active partner. Since 2013, he has been the co-owner and co-developer of Summit Powder Mountain and Powder Mountain ski resort in Eden, Utah. For the past two years, Mr. Rosenthal has been a Founding Partner at Emergent Strategic Partners, a family office and investment advisory firm. From 2019-2021, Mr. Rosenthal was a Senior Advisor to TPG Rise and TPG Growth, and also in 2019, Mr. Rosenthal was a founding partner of the Drawdown Fund, a catalytic environmental impact venture fund. Mr. Rosenthal currently serves on the Leadership Council at Conservation International, and on the boards of the Summit Impact Foundation, Beyond Conflict and Street Soccer USA. Mr. Rosenthal also serves as a Senior Advisor to many for profit, and non-profit organizations, including Goodleap, Inspire Clean Energy, Calm, Scopely, Seed Biosciences, Arabella Advisors, a leading philanthropy and impact investing consultancy, and Laurel Strategies, a global business advisory and strategy firm, among others. Mr. Rosenthal serves on the Leadership Circle of the Conservation Lands Foundation, and the Advisory Boards of Whistleblower Aid and the Save the Waves Foundation. He was a founding board member of the Summit Institute, and a founding board member of the Anti-Recidivism Coalition. Mr. Rosenthal is a term member of the Council on Foreign Relations and earned a Bachelor of Arts in International Business from American University.

Our Advisors

Assia Grazioli-Venier is one of our outside advisors. Ms. Grazioli-Venier is a venture capitalist and advisor to high-growth consumer tech startups, entertainment companies and sports businesses. She has worked at the forefront of technological disruption for over 18 years, from the first onset of mobile, to music streaming, subscription models, D2C commerce and sports-tech. In 2016, Ms. Grazioli-Venier launched Muse Capital with her business partner Rachel Springate. Muse Capital is a seed-stage consumer fund investing in Future of Women’s Health, Education, Wellness, Gaming, Fintech, and Product-lead Communities. Muse Capital operates as a bridge between Silicon Valley and the brand world and entertainment industry. Ms. Grazioli-Venier also currently serves on board of Turning Point Brands (TPB), is a minority owner of DC’s soccer club Washington Spirit, recently served on the board of directors of MRAC SPAC (Marquee/Raine) and was a member of board of directors of Italy’s Juventus Football Club (JVTSF) for 9 years (2012- 2021) where she sat on both control/risk and remuneration committees. Prior to Muse Capital, Ms. Grazioli-Venier also served on the board of advisors of Northzone, one of Europe’s leading technology investment partnerships whose portfolio includes Spotify and iZettle, sold to PayPal in 2018. Prior to that, she was for several years an innovation & investment advisor to Andrea Agnelli at LAMSE, S.p.a. Starting in 2010, Ms. Grazioli-Venier was advisor to Spotify (NYSE: SPOT) for over five years, where she was involved in global strategic initiatives and business expansion efforts, such as forging deals with Tinder, Dubset, helping to establish the Los Angeles office, as well as building out the artist services division across Europe, that contributed to Spotify’s growth and innovation. Ms. Grazioli-Venier kicked-off her career in 2004, creating and launching TV, Radio & Digital for Ministry of Sound, one of the leading dance music brands/record labels in Europe, which later sold to Warner Music. Ms. Grazioli-Venier also serves as co-chair of AllRaise in Los Angeles, which is a non-profit organization championing diversity in the funder and founder ecosystem, and sits on the board of Impact46, a social impact advisory firm catering to family office foundations.

Nate Bosshard is one of our outside advisors. Mr. Bosshard is the founder and Managing Partner of Offline Ventures, a venture fund focusing on disruptive acquisition opportunities. Prior to founding Offline Ventures, Mr. Bosshard served as an advisor for hims & hers, a D2C native personal care brand, at which he supported the founders in building and developing the brand strategy. Mr. Bosshard also co-founded and launched Tonal, a smart home fitness brand. He was a key contributor to the brand and product experience. He also sourced and recruited several members of the leadership team and Board of Directors at Tonal. Prior to Tonal, Mr. Bosshard was an investment partner at Khosla Ventures, where he focused on opportunities in the consumer technology space. Prior to joining Khosla, he spent 15 years in marketing leadership roles at some of the world’s most beloved consumer brands including Nest/Dropcam, GoPro, The North Face, and Burton Snowboards. Mr. Bosshard managed the brand transition at Dropcam during the pendency of Google’s acquisition of Nest. During his tenure at the Dropcam, he also developed a brand-centric go-to-market strategy and built the user generated content engine. Previously, at GoPro, Nate was the first brand marketing hire and led the team responsible for product marketing, go-to-market strategy, media strategy and campaign development. Mr. Bosshard also was the first brand marketing hire at The North Face, where he re-oriented their business on an activity-based model and had the task of making The North Face relevant to a new generation of consumers. Since moving to the Bay Area in 2008, Mr. Bosshard has spent his spare time advising and investing in brands, businesses and start-ups. He also serves as an advisor and limited partner to several successful venture funds. Mr. Bosshard holds a bachelor’s degree from the University of Vermont. He also holds master’s degree in business administration from Babson College.

La Jolla Group

In addition to our management team and board of directors, we will expect to leverage the resources of La Jolla Group. Founded in 1993, La Jolla Group is a leading apparel and accessories company that specializes in building inspirational brands, including O’Neill, Spiritual Gangster, PSD and Hang Ten and is headquartered in Irvine, CA. We expect La Jolla Group to be instrumental across the investment cycle, including sourcing, evaluating, and conducting diligence on potential investments. Further, affiliates of La Jolla Group are investors in the sponsor and have indirect interests in a portion of the founder shares, which we believe will further align their incentives with those of our stockholders. We believe that the industry expertise and relationships of our management team and board of directors, together with the resources and expertise of La Jolla Group, will help us identify, evaluate and pursue a substantial number of attractive potential business combination opportunities and allow us to add significant value to the initial business combination target we ultimately select.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on December 20, 2021.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our executive offices are located at 14350 Myford Road, Irvine, CA 92606, and our telephone number (949) 751-7518.

Commencing on the date our securities are first listed on Nasdaq, our Sponsor has provided us with office space and administrative support at no cost. We consider our current office space adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “RCACU” on or about December 17, 2021. The Class A common stock and redeemable warrants comprising the units began separate trading on February 7, 2022, under the symbols “RCAC” and “RCACW,” respectively.

Holders of Record

As of April 5, 2022, there were 16,500,000 of our shares of Class A common stock issued and outstanding held by approximately 57 stockholders of record, and there were 4,125,000 of our shares of Class B common stock issued and outstanding held by our Sponsor, certain directors and officers of the Company and certain anchor investors who own 1,125,000 of such shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.      [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company incorporated in Delaware on April 5, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we intend to focus our search for target businesses in the cannabis industry. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

As of December 31, 2021, we have neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through December 31, 2021 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

From April 5, 2021 through December 31, 2021, we had a net loss of $155,240, which primarily resulted from state franchise tax of $65,282 as well as the change in fair market value of the over-allotment option of $58,062.

Liquidity and Capital Resources

As of December 31, 2021, we had $1,844,672 in cash and working capital of $860,971.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the sponsor of $189,789. The promissory note was paid in full on January 11, 2022. Subsequent to the consummation of the initial public offering and private placement, our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Public and Private Warrants

The Company accounted for the 13,300,000 warrants issued in connection with the Public Offering (including 7,500,000 Public Warrants and 5,800,000 Private Placement Warrants assuming the underwriters' over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity's own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

Net Loss Per Share of Class A Common Stock

We have two categories of shares, which are referred to as redeemable shares and non-redeemable shares. Earnings and losses are shared pro rata between the two categories of shares.

Shares of Class A Common Stock Subject to Possible Redemption

All of the 15,000,000 shares of Class A common stock sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require shares of Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all 15,000,000 shares of Class A common stock were classified outside of permanent equity as of December 31, 2021.

We recognized changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock are affected by charges against additional paid in capital and accumulated deficit.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Morgan Callagy	50	Co-Chief Executive Officer, Director
Daniel Neukomm	43	Co-Chief Executive Officer, Director
Jason White	45	Director
Margaret McDonald	55	Director
Jeff Rosenthal	37	Director

Morgan Callagy has served as the Co-Chief Executive Officer of our company since our inception and is one of our directors. Mr. Callagy has over 25 years of investment experience. Mr. Callagy started his investment career at Ark Asset Management a multi-billion dollar long-only investment firm based in New York. In 1996, Mr. Callagy joined Veronis Suhler Stevenson or VSS, a New York-based private equity firm, where he spent 22 years in a variety of positions, including as one of the founders and most recently the head of the firm’s London office where he was based for close to 20 years. Mr. Callagy while at VSS was responsible for the Firm’s investments throughout Europe and his role included sourcing, due diligence, transaction execution, portfolio management, fund raising, and various portfolio board level responsibilities. Mr. Callagy, limited partners, sponsors and banks, was involved in the deployment in aggregate of over $2 billion across the media, technology, software and entertainment value chains and served on the Executive Committee of VSS and the investment committees across several of VSS’s funds. Since leaving VSS in 2017, Mr. Callagy, has been a director and advisor to La Jolla Group Inc. and its portfolio of active consumer brands. Mr. Callagy and Daniel Neukomm founded Revelstone Capital in 2017 to focus on investments across the active consumer brands and media landscape and to enhance the performance of companies in the consumer space including La Jolla Group’s portfolio of brands. Mr. Callagy has invested in numerous businesses including several consumer businesses across multiple consumer segments, including Caliva (now The Parent Company), a California-based cannabis company, he was an early investor in Spiritual Gangster, a branded apparel lifestyle company where Mr. Callagy has served on the board of directors since 2015, and Teton Gravity Research, an action sports content business where he was Chairman of the Board. Mr. Callagy earned a Bachelor of Arts in history from Georgetown University.

Daniel Neukomm is the Co-Chief Executive Officer of our company and one of our directors. Mr. Neukomm has 20 years of operational experience and is currently the Executive Chairman of La Jolla Group, Inc. (LJG), a position he has held since 2013. LJG is a multi-branded operating platform with ownership or investments in businesses that collectively have approximately $200 million in revenue for projected fiscal 2021 focused on globally recognized consumer brands, including O’Neill, Spiritual Gangster, PSD, Hang Ten, and others. Under Mr. Neukomm’s leadership, LJG has played a key role in the omni-channel transformation of the platform brands resulting in double-digit growth rates and material improvements in the profitability of these brands. Mr. Neukomm is also a co-founding partner at Revelstone Capital, a growth equity initiative which is focused on investing in growth stage consumer companies in the active lifestyle space. In addition, Mr. Neukomm was one of the largest founding investors and an operating partner in Caliva, a vertically integrated cannabis company in California. At Caliva, Mr. Neukomm led the execution and integration of a four company SPAC rollup to create The Parent Company (TPCO Holding Corp.), a vertically integrated platform that includes cultivation, manufacturing, brands, retail, and delivery. Mr. Neukomm has been a director of The Parent Company since January 2021. Mr. Neukomm began his career founding Mountain Oxygen, a supplemental oxygen services company based in Aspen, Colorado. Mr. Neukomm earned a Bachelor of Arts in economics from the University of Vermont and a Masters of Business Administration in finance and strategy from the International School of Management in Paris.

Jason White is an independent director of our company. In April 2021, Mr. White became the Chief Marketing Officer for ViacomCBS’ MTV Entertainment Group. From February 2020 to March 2021, Mr. White served as Chief Marketing Officer of Curaleaf, the nation’s largest licensed cannabis provider. From February 2019 to March 2020, Mr. White served as Chief Marketing Officer of Cura Cannabis Solutions. Prior to that, beginning in 2014, he was Executive Vice President and Global Head of Marketing for Beats by Dr. Dre. While there, he oversaw award-winning campaigns, including Straight Outta Compton, LeBron James Re-Established and product launches with Serena Williams, Cam Newton, DJ Khaled and Pharrell, among others. Before Beats, Mr. White spent nearly a decade at Wieden+Kennedy, a global advertising agency, most recently as the Managing Director in the Shanghai office, where he oversaw the Nike brand work for many breakthrough global campaigns, including the Beijing and London Olympics. Mr. White sits on a number of boards of directors, including the diversity initiative Marcus Graham Project, Monday Night

Mentorship for mid-level marketers of color, and Caldera Arts, an Oregon non-profit to provide creative outlets to youth with limited opportunities. Mr. White earned a Bachelor of Business Administration in marketing from Georgetown University.

Margaret McDonald is an independent director of our company. Ms. McDonald is an experienced Executive Chairman, Chief Executive Officer and turnaround specialist of multiple global consumer retail brands. In 2019 she was made Executive Chairman of private equity owned Masai Copenhagen, owned by Silverfleet Partners London. Margaret has served as a Non-Executive Director for Spiritual Gangster since 2018. From 2018 until the end of 2019, she was Non-Executive Director on the Board of Flying Tiger Copenhagen, a specialty global retailer owned by EQT private equity. Margaret also serves as a senior advisor to A&M Capital Partners Europe, focusing primarily on all consumer related investments. In her specialty D2C operating roles Ms. McDonald previously served as Global President of Victoria’s Secret from 2013-2017, a $4 billion company and the largest subsidiary of L Brands Inc. Prior to joining Victoria’s Secret, Ms. McDonald was the Chief Executive Officer of Coast London, a specialty formalwear brand from 2010-2013. She was also CEO of LK Bennett a D2C lifestyle brand grounded in footwear. Ms. McDonald has also held executive roles at Gap Inc. and its Banana Republic subsidiary. Ms. McDonald also worked with Marks & Spencer plc. and Primark. Ms. McDonald earned a Bachelor of Science in management science from Dublin Institute of Technology and studied fashion and apparel design at Grafton Academy of Fashion & Design.

Jeff Rosenthal is as an independent director of our company. Mr. Rosenthal has over 15 years of experience as an entrepreneur, strategist and investor. In 2009, Mr. Rosenthal Co-Founded Summit Series LLC, a company focused on entrepreneurial community development and hosting global ideas festivals and events where he remains an active partner. Since 2013, he has been the co-owner and co-developer of Summit Powder Mountain and Powder Mountain ski resort in Eden, Utah. For the past two years, Mr. Rosenthal has been a Founding Partner at Emergent Strategic Partners, a family office and investment advisory firm. From 2019-2021, Mr. Rosenthal was a Senior Advisor to TPG Rise and TPG Growth, and also in 2019, Mr. Rosenthal was a founding partner of the Drawdown Fund, a catalytic environmental impact venture fund. Mr. Rosenthal currently serves on the Leadership Council at Conservation International, and on the boards of the Summit Impact Foundation, Beyond Conflict and Street Soccer USA. Mr. Rosenthal also serves as a Senior Advisor to many for profit, and non-profit organizations, including Goodleap, Inspire Clean Energy, Calm, Scopely, Seed Biosciences, Arabella Advisors, a leading philanthropy and impact investing consultancy, and Laurel Strategies, a global business advisory and strategy firm, among others. Mr. Rosenthal serves on the Leadership Circle of the Conservation Lands Foundation, and the Advisory Boards of Whistleblower Aid and the Save the Waves Foundation. He was a founding board member of the Summit Institute, and a founding board member of the Anti-Recidivism Coalition. Mr. Rosenthal is a term member of the Council on Foreign Relations and earned a Bachelor of Arts in International Business from American University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our second amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our shares of common stock attending and voting in a stockholder meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our shares of common stock (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our second amended and restated certificate of incorporation as it deems appropriate. Our second amended and restated certificate of incorporation provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. White and Rosenthal and Ms. McDonald is an independent director under applicable SEC and Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Messrs. White and Rosenthal and Ms. McDonald. Mr. White will serve as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. McDonald qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. McDonald qualifies as an “audit committee financial expert” as defined in applicable SEC rules, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compensation Committee

Our Compensation Committee consists of Ms. McDonald and Mr. Rosenthal, and Mr. Rosenthal will serve as chair of the compensation committee, each of whom is an independent director under the Nasdaq listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605 of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. White and Rosenthal. In accordance with Rule 5605 of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed copies of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which this prospectus is a part. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.     EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 5, 2022 the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Class A common stock and Class B common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 5, 2022, we had 16,500,000 shares of Class A common stock and 4,125,000 shares of Class B common stock, issued and outstanding. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of April 5, 2022.

		Percentage
	Number of	of
	Shares	Outstanding
	Beneficially	Shares
Name and Address of Beneficial Owner(1)	Owned	%
Morgan Callagy (2)(4)	1,124,991	5.8
Daniel Neukomm (3)(4)	1,124,991	5.8
Jason White(4)	25,000	*
Margaret McDonald(4)	66,250	*
Jeff Rosenthal(4)	66,250	*
All officers and directors as a group	1,753,222	9.1
(5 individuals)
Five Percent Holders
Space Summit Capital LLC(5)	1,125,000	5.8
Radcliffe Capital Management, L.P. (6)	1,085,300	5.6
Radcliffe SPAC Master Fund, L.P. (6)	1,085,300	5.6
RGC Management Company, LLC(6)	1,085,300	5.6
Radcliffe SPAC GP, LLC(6)	1,085,300	5.6
Steven B. Katznelson(6)	1,085,300	5.6
Christopher Hinkel(6)	1,085,300	5.6
RIVERNORTH CAPITAL MANAGEMENT, LLC(7)	750,000	3.9
AQR Capital Management, LLC(8)	1,350,000	6.9
AQR Capital Management Holdings, LLC(8)	1,350,000	6.9
AQR Arbitrage, LLC (8)	1,350,000	6.9
Saba Capital Management, L.P. (9)	800,000	4.1
Boaz R. Weinstein(9)	800,000	4.1
Saba Capital Management GP, LLC(9)	800,000	4.1
Sculptor Capital LP(10)	1,350,000	6.9
Sculptor Capital II LP10)	1,350,000	6.9
Sculptor Capital Holding Corporation(10)	1,350,000	6.9
Sculptor Capital Holding II LLC(10)	1,350,000	6.9
Sculptor Capital Management, Inc. (10)	1,350,000	6.9
Sculptor Master Fund, Ltd. (10)	438,750	2.3
Sculptor Special Funding, LP(10)	438,750	2.3
Sculptor Credit Opportunities Master Fund, Ltd(10)	135,000	*
Sculptor SC II LP(10)	641,250	3.3
Sculptor Enhanced Master Fund, Ltd (10)	135,000	*
Tenor Capital Management Company, L.P. (11)	1,350,000	6.9
Tenor Opportunity Master Fund, Ltd. (11)	1,350,000	6.9
Robin Shah (11)	1,350,000	6.9
Governors Lane Master Fund LP(12)	1,125,000	5.8
Governors Lane LP(12)	1,125,000	5.8
Governors Lane Fund General Partner LLC(12)	1,125,000	5.8
Isaac Corre(12)	1,125,000	5.8
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Revelstone Capital Acquisition Corp., 14350 Myford Road, Irvine, CA 92606.
(2)	Includes 1,124,991 shares of Class B common stock, of which Morgan Callagy owns 550,361. Includes 495,000 shares of Class B common stock held by La Jolla Group, Inc. Morgan Callagy and Daniel Neukomm share voting and investment control over the shares held by La Jolla Group, Inc.

(3)	Includes 1,124,991 shares of Class B common stock, of which Daniel Neukomm owns 550,361. Includes 495,000 shares of Class B common stock held by La Jolla Group, Inc. Morgan Callagy and Daniel Neukomm share voting and investment control over the shares held by La Jolla Group, Inc.
(4)	Interests shown consist solely of founder shares, classified as shares of our Class B common stock. Such shares will convert into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 attached to this Report “Description of Securities.”
(5)	Based on the Schedule 13G filed on December 22, 2021 by Space Summit Capital LLC. The address of the beneficial holder is 15455 Albright Street, Pacific Palisades, CA 90272.
(6)	Based on the Schedule 13G filed on February 14, 2022 on behalf of Radcliffe Capital Management, L.P. by RGC Management Company, LLC, its General Partner, and Radcliffe SPAC Master Fund, L.P. by Radcliffe SPAC GP, LLC, its General Partner. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. The address of the respective holders is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.
(7)	Based on the Schedule 13G filed on February 15, 2022 by RiverNorth Capital Management, LLC. The address of the beneficial holder is 325 N. LaSalle Street, Ste. 645, Chicago, Illinois 60654.
(8)	Based on the Schedule 13G filed on February 14, 2022 by AQR Capital Management Holdings, LLC, AQR Capital Management, LLC, and AQR Arbitrage, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The address of the holders is Two Greenwich Plaza, Greenwich, CT 06830.
(9)	Based on the Schedule 13G filed on December 27, 2021 by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company and Mr. Boaz R. Weinstein. The address of each beneficial holder 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(10)	Based on the Schedule 13G filed on December 23, 2021 Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, which is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The listed herein are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor is the investment adviser to Sculptor Master Fund, Ltd. (“SCMF”). Sculptor Special Funding, LP (“NRMD”) is wholly owned by SCMF. Sculptor is the investment adviser to Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”). Sculptor-II is the investment adviser to Sculptor SC II LP (“NJGC”). Sculptor is the investment adviser to Sculptor Enhanced Master Fund, Ltd. (“SCEN”). The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.
(11)	Based on the Schedule 13G filed on December 23, 2021 by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. The address of the holders is 810 Seventh Avenue, Suite 1905, New York, NY 10019.
(12)	Based on the Schedule 13G filed on December 30, 2021 by filed by (i) Governors Lane Master Fund LP, (ii) Governors Lane LP, (iii) Governors Lane Fund General Partner LLC and (iv) Isaac Corre. Governors Lane LP serves as discretionary investment manager to Governors Lane Master Fund LP. Governors Lane Fund General Partner LLC is the general partner of Governors Lane Master Fund LP. Mr. Corre is the chief executive officer of Governors Lane LP and the managing member of Governors Lane Fund General Partner LLC. The address of the holders is c/o Governors Lane LP, 510 Madison Avenue, 11th Floor, New York, NY 10022.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On May 11, 2021, our sponsor purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. Our initial stockholders and any anchor investors holding founder shares will collectively own 20% of our issued and outstanding shares after this offering (assuming they do not purchase any units in this offering). As of December 31, 2021, the initial stockholders own 4,312,500 shares of Class B common stock, of which 1,125,000 founder shares were acquired by 14 anchor investors. On January 13, 2022 there were 4,125,000 shares of Class B common stock after the forfeiture of 187,500 shares of Class B common stock due to the partial exercise of the underwriters’ over-allotment.

The founder shares are designated as shares of our Class B common stock and are identical to the shares of our Class A common stock included in the units being sold in this offering, and holders of founder shares have the same stockholder rights as public stockholders, except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) our initial stockholders, anchor investors that will hold founder shares, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of this offering or during any Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of this offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights once converted. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders, anchor investors that will hold founder shares, directors and officers have agreed (and their respective permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after this offering in favor of our initial business combination. In addition, each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed to vote any founder shares held by them offering in favor of our initial business combination. Although the anchor investors are not contractually obligated to vote any public shares they own an incentive for them to do so.in favor of our initial business combination, their ownership of founder shares may provide an incentive for them to do so.

The founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of our Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in this offering and related to the closing of our initial business combination, the ratio at which the shares of our Class B common stock will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of our Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of our Class A common stock issuable upon conversion of all shares of our Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of this offering plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt securities.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our directors and officers and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of shares of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On May 11, 2021, the Sponsor issued to us an unsecured promissory note, pursuant to which we may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which we determine not to proceed with the Initial Public Offering. These amounts were paid out of the proceeds that had been allocated for the payment of offering expenses of the Initial Public Offering.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under any Working Capital Loan.

Administrative Services Arrangement

Our Sponsor has agreed, commencing from the date that our securities are first listed on NASDAQ through the earlier of our consummation of a Business Combination and its liquidation, to make available to us certain general and administrative services, including office space, utilities and administrative services, as we may require from time to time with no monthly fees for these services.

General

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination.

Related Party Policy

Our Code of Ethics, which we adopted on December 16, 2021, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

In addition, our audit committee, pursuant to a written charter that we adopted on December 16, 2021, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we adopted on December 16, 2021, is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant at the option of the lender, upon consummation of our initial business combination. The units would be identical to the Private Warrants.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum, LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the period from April 5, 2021 (date of inception) to December 31, 2021 totaled approximately $56,650. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from April 5, 2021 to December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the period April 5, 2021 to December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the period from April 5, 2021 to December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following documents are filed as part of this Form 10-K:

(a)	Financial Statements:

(2)	Financial Statement Schedules:

None.

REVELSTONE CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Revelstone Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Revelstone Capital Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

April 5, 2022

REVELSTONE CAPITAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current Assets
Cash	$1,844,672
Prepaid Assets	222,005
Total Current Assets	2,066,677
Other Assets
Prepaid Assets, non-current	89,113
Investments held in Trust Account	151,500,227
Total Other Assets	151,589,340
Total Assets	$153,656,017

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$675,834
Franchise tax liability	65,282
Accrued Expenses	22,470
Over-allotment Units Liability	252,331
Note Payable - Related Party	189,789
Total Current Liabilities	1,205,706
Long-Term Liabilities
Deferred underwriting commission payable	5,250,000
Total Long-Term Liabilities	5,250,000
Total Liabilities	6,455,706
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 15,000,000 shares at redemption value of $10.10	151,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding (excluding 15,000,000 shares subject to possible redemption)	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 issued and outstanding(1)	431
Additional paid-in capital	—
Accumulated Deficit	(4,300,120)
Total Stockholders’ Deficit	(4,299,689)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$153,656,017

(1)This number includes an aggregate of up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating Expenses
Formation and Operating Costs	$97,407
Total Operating Expenses	97,407
Net Operating Loss	97,407
Interest Income	229
Change in fair value of overallotment units	(58,062)
Total Other Income(Expense)	(57,832)
Net loss	$(155,240)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	576,923
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.04)
Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares(1)	3,750,000
Basic and diluted net loss per nonredeemable ordinary share	$(0.04)

(1) This number excludes an aggregate of up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—April 5, 2021 (inception)	—	$—	—	—	—
Issuance of Class B common stock to Sponsor (1)	4,312,500	431	24,569		25,000
Incentives to anchor investors	—	—	8,104,500		8,104,500
Proceeds allocated to Public Warrants	—	—	2,250,000		2,250,000
Proceeds allocated to Private Placement Warrants	—	—	5,800,000		5,800,000
Offering costs allocated to warrants	—	—	(856,356)		(856,356)
Re-measurement of redeemable shares to redemption value	—	—	(15,322,713)	(4,144,880)	(19,467,593)
Net Loss				(155,240)	(155,240)
Balance— December 31, 2021	4,312,500	$431	—	$(4,300,120)	$(4,299,689)
(1)	This number includes an aggregate of up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(155,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Prepaid Assets	(311,118)
Increase in Accounts Payable	320,443
Increase in Accrued Expenses	22,470
Increase in Franchise Tax Liability	65,282
Change in fair value of overallotment units	58,062
Interest earned on investments held in Trust Account	(227)
Net cash used in operating activities	(328)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	(151,500,000)
Net Cash used in investing activities	(151,500,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	147,500,000
Proceeds from private placement	5,800,000
Offering costs paid	(25,000)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable—related party	45,000
Net cash provided by financing activities	153,345,000
Net Change in Cash	1,844,672
Cash–Beginning	—
Cash–Ending	$1,844,672
Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for promissory note payable to related party	$144,789
Offering cost in accounts payable	$355,391
Deferred underwriting commissions payable	$5,250,000
Incentives to anchor investors	$8,104,500
Re-measurement of carrying value of redeemable shares to redemption value	$19,467,593
Initial recording of overallotment unit liability	$194,269

The accompanying notes are an integral part of the financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Revelstone Capital Acquisition Corp. (the “Company”) was incorporated in Delaware on April 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company’s sponsor is Revelstone Capital LLC, a Delaware limited liability company (the “Sponsor”).

As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on December 16, 2021 (the “Effective Date”). On December 21, 2021, the Company’s consummated the IPO of 15,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “IPO”), generating gross proceeds to the Company of $150,000,000. Each Unit consists of one ordinary share (the “Public Shares”) and one-half of one warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 5,800,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $5,800,000, which is described in Note 4.

Transaction costs amounted to $16,573,949 consisting of $2,500,000 of net underwriting commissions, $5,250,000 of deferred underwriting commissions, $8,104,500 of incentives to Anchor Investors (see Note 3), and $719,449 of other offering costs, and was all charged to additional paid-in capital and accumulated deficit where no additional paid-in capital was available. Net underwriting commissions consist of a $3,000,000 gross commission and $500,000 of the underwriter’s reimbursement of transaction costs incurred by the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the Public Offering on December 21, 2021, $151,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,000 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and each Anchor Investor (see Note 3) holding Founder Shares have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have 18 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”), or during any extended time that the Company has to consummate a business combination beyond 18 months as a result of a stockholder vote to amend the Amended and Restated Certificate of Incorporation (an “Extension Period”). If the Company is unable to complete a Business Combination within the Combination Period or during any Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period.

The Sponsor and each Anchor Investor holding Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any Extension

Period. However, if the Sponsor or any of its affiliates acquire Public Shares after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period. The underwriters have agreed to waive their right to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or during any Extension Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.10).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $1.8 million in its operating bank account, and working capital of approximately $860,971.

Prior to the completion of the Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $189,789 (see Note 5). The promissory note was paid in full in January, 2022.

Subsequent to the consummation of the Public Offering and private placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which frequently exceeds the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and Private Placement Warrants issued in the Public Offering meet the requirements for equity classification. The Company categorized the over-allotment option granted to underwriters in connection with Public Offering as a freestanding financial instrument to be accounted for separately from the Units.

Class A Common Stock Subject to Possible Redemption

All of the 15,000,000 shares of Class A common stock issued as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Public Offering that were directly related to the Public Offering. The Company incurred offering costs amounting to $16,573,949 as a result of the Public Offering consisting of $2,500,000 of net underwriting commissions, $5,250,000 of deferred underwriting commissions, $8,104,500 of incentives to Anchor Investors (see Note 3) and $719,449 of other offering costs. The offering costs were charged to additional paid-in capital upon the completion of the Public Offering, and accumulated deficit when no additional paid-in capital was available.

Net Loss Per Ordinary Share

The Company has two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category:

	For the period from April 5, 2021 (inception)
	through December 31, 2021
	Redeemable	Non-redeemable
Numerator
Allocation of net loss	$(20,699)	$(134,541)
Denominator
Weighted average shares outstanding	576,923	3,750,000
Basic and diluted net loss per share	$(0.04)	$(0.04)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to our balance sheet was not material.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On December 21, 2021 the Company sold 15,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Following the closing of the Public Offering on December 21, 2021, $151,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and Private Placement Warrants, was deposited in a Trust Account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

Prior to the Public Offering certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) each expressed to the Company an interest in purchasing Units in the Public Offering at the offering price of $10.00 per Unit. As incentives for the Anchor Investors, upon consummation of the Public Offering, the Sponsor transferred 1,125,000 Founder Shares, with an aggregate fair value of $8,111,250, to the Anchor Investors taken together as a whole, in exchange for their original purchase price of approximately $0.006 per share. The excess of the fair value of the Founder Shares transferred over the original issuance price, or $8,104,500, was accounted for as offering costs with an offset to additional paid-in capital. The Company utilized Level 3 inputs to determine the fair value of Class B shares.

The Company granted the underwriters a 45-day option from the date of the Public Offering to purchase up to an additional 2,250,000 Public Units to cover over-allotments.

As of December 31, 2021, the ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$150,000,000
Less:
Proceeds allocated to Public Warrants	(2,250,000)
Ordinary shares issuance costs	(15,717,593)
Plus:
Re-measurement of carrying value to redemption value	19,467,593
Ordinary shares subject to redemption	$151,500,000

Note 4—Private Placement

Simultaneously with the closing of the Public Offering, the Sponsor, Roth and certain Roth affiliates purchased an aggregate of 5,800,000 Private Placement Warrants, of which 5,050,000 Private Placement Warrants were purchased by the Sponsor and 750,000 Private Placement Warrants were purchased by Roth and certain Roth affiliates. The Sponsor will purchase an additional 675,000 Private Placement Warrants if the over-allotment option is exercised.

Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. If the Company does not complete a Business Combination within the Combination Period or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 7).

Note 5—Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor paid $25,000 to purchase 4,312,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. The Founder Shares include an aggregate of up 562,500 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units is not exercised in full or in part.

On November 18, 2021, the Sponsor transferred 25,000 Founder Shares to each of Jeff Rosenthal, Margaret McDonald and Jason White, the Company’s independent director nominees and 15,000 Founder Shares to each of Assia Grazioli-Venier and Nate Bosshard, the Company’s outside advisors. The Company determined the estimated fair value of the transferred shares to be immaterial and did not recognize the impact of the transfer in these financial statements.

The Sponsor, anchor investors, Company’s independent directors and outside advisors holding Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On May 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing and payable, according to contractual terms, on the earlier of December 31, 2021 or the completion of the Public Offering. As of December 31, 2021, the Company had borrowed $189,789 under the Promissory Note. The Company settled the liability on January 11, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Agreement

The Company entered into an administrative services agreement with an affiliate of the Sponsor for office space, administrative and support services. The affiliate agreed to provide the above services for no consideration.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the majority of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans up to $1,500,000 (and any shares of Class A common stock issuable upon the exercise of the Private

Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on December 21, 2021 and requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). In addition, our initial stockholders, any anchor investors holding Founder Shares and their respective permitted transferees are entitled to make up to three demands, excluding short form demands, that the Company register such securities. Notwithstanding the foregoing, the Company shall use its best efforts to file a registration statement within 30 days of our business combination to register such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Public Offering to purchase up to 2,250,000 additional Units at the Public Offering price less the underwriting discounts and commissions.

On December 21, 2021 the Company paid a cash underwriting commission of $0.20 per Unit, or $3,000,000 in the aggregate. On December 21, 2021, the underwriters also reimbursed the Company for $500,000 of transaction costs incurred by the Company. Following the reimbursement, the underwriters’ net commission was $2,500,000 or $0.17 per Unit.

The underwriters are entitled to deferred underwriting commissions of $0.35 per Unit, or $5,250,000 in the aggregate (or approximately $6,037,500 in the aggregate if the underwriter’s option to purchase additional units is exercised in full). The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 180,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 there were no shares of Class A common stock issued or outstanding, excluding 15,000,000 shares of Class A common stock subject to redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares are subject to forfeiture to the extent that the underwriter’s option to purchase additional units is not exercised in full or in part.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to increase in respect of the issuance of certain securities, as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amount issued in the Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the Public Offering, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, an affiliate of the Sponsor or any of the officers or director.

Public Warrants —Public Warrants may only be exercised for a whole number of shares. No fractional warrants are issued upon separation of the Units and only whole warrants trade. The Public Warrants will become exercisable on the date that is the later of twelve months from the date of this offering or 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor, Anchor Investor, or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day after to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Description of Securities—Redeemable Warrants—” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Redemptions of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds

$18.00—Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders, and

●	if , and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period or during any Extension Period, and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Company accounted for the 13,300,000 warrants issued in connection with the Public Offering (including 7,500,000 Public Warrants and 5,800,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

Underwriters’ Over-allotment Option- The Company granted the underwriters a 45-day option from the date of the Public Offering to purchase up to 2,250,000 additional Units at the Public Offering price less the underwriting discounts and commissions. The Company categorized the over-allotment option as a freestanding financial instrument to be accounted for separately from the Units.

Note 8—Income Taxes

The Company’s tax provision for the period from April 5, 2021 (inception) through December 31, 2021 consists of the following:

December 31,
2021
Federal:
Current	—
Deferred	(18,603)
Total Federal	(18,603)
State:
Current	—
Deferred	(8,591)
Total State	(8,591)
Change in Valuation Allowance	27,194
Total Provision	—

The Company’s net deferred tax assets consist of the following:

December 31,
2021
Deferred Tax Assets:
Non-Deductible Start-Up Costs	$8,990
Net Operating Loss	18,204
Total Deferred Tax Assets	27,194
Valuation Allowance	(27,194)
Net Deferred Tax Asset	$—

The Company has approximately $65,000 of federal and $65,000 of state Net Operating Losses (“NOL”) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $65,000 do not expire and will carry forward indefinitely. The state net operating loss carryforwards if unused, will expire by 2031. The total amount of any NOL deduction cannot exceed 80% of taxable income without regard to the NOL deduction.

The ability to use federal NOLs may be limited under Internal Revenue Code Section 382 and 383. State NOLs are subject to similar limitations in many cases. As a result, the stated NOLs may not have any value to the Company. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2021. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in valuation allowance for the period from April 5, 2021 (inception) through December 31, 2021 was $ 27,194.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Federal statutory rate	21.00%
State and local taxes, net of federal taxes	6.98%
Change in fair value of warrant liabilities	-7.85%
State effect of permanent items	-2.61%
Change in Valuation allowance	-17.52%
Total Provision and Effective Tax Rate	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to examination since inception.

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable	Unobservable
	2021	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$151,500,227	$151,500,227	—	—
	$151,500,227	$151,500,227	—	—
Liabilities:
Over-allotment option	$252,331	—	—	$252,331
	$252,331	—	—	$252,331

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and is presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment units in the statement of operations.

The Company used a Black Scholes model to value the over-allotment option. The over-allotment option was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term.

The key inputs into the Black Scholes model for the over-allotment liability were as follows at initial measurement and at December 31, 2021:

December 21,
2021
Input	(initial measurement)
Risk-free interest rate	0.04%
Expected term (years)	0.12
Expected volatility	9.34%
Exercise price	$10.00
Unit Price	9.90

December 31,
Input	2021
Risk-free interest rate	0.06%
Expected term (years)	0.1
Expected volatility	11.72%
Exercise price	$10.00
Unit Price	9.93

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the period from April 5, 2021 (inception) to December 31, 2021:

Over-allotment
Liability
Fair value of over-allotment liability at April 5, 2021 (inception)	—
Initial fair value of over-allotment liability upon issuance at IPO	$194,269
Change in fair value	$58,062
Fair value as of December 31, 2021	$252,331

Note 10—Subsequent Events

The Company has evaluated subsequent events that occurred after the balance sheet date up to the date the financial statements were issued. Based on the Company’s review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 11, 2022 the Company repaid the Promissory Note of $189,789 due to the Sponsor in full.

On January 11, 2022, the underwriters partially exercised the over-allotment option to purchase 1,500,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit. In connection with the underwriter’s partial exercise of the over-allotment option, the Company generated additional gross proceeds of $15,000,000 and incurred $300,000 in cash underwriting fees. Simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 450,000 Private Placement Warrant to the Sponsor at $1.00 per additional Private Placement Warrants, generating additional gross proceeds of $450,000. Since the over-allotment was not exercised in full, 187,500 shares of the 4,312,500 shares of Class B common stock, par value $0.0001 per share, were forfeited by the holders thereof for no consideration.

On February 3, 2022, the Company announced that the holders of the Units may elect to separately trade the shares of Class A common stock, par value $0.0001 per share and warrants included in the Units commencing on or about February 7, 2022. Each Unit consists of one share of common stock and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share (subject to adjustment). Any Units not separated will continue to trade on the Nasdaq Global Market under the symbol “RCACU”, and the common stock and warrants will separately trade on Nasdaq under the symbols “RCAC” and “RCACW”, respectively. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1

Underwriting Agreement, dated December 16, 2021, by and among the Company, BofA Securities and Roth Capital Partners, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on December 22, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 22, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on November 24, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on November 24, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on November 24, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on November 24, 2021).
4.4

Warrant Agreement, dated December 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on December 22, 2021).

4.5*	Description of Securities
10.1	Promissory Note, dated May 11, 2021, issued to Revelstone Capital LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on November 24, 2021).
10.2

Subscription Agreement, dated May 11, 2021, between the Registrant and Revelstone Capital LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on November 24, 2021).

10.3

Letter Agreement, dated December 16, 2021, by and among the Company, its officers and directors, the Sponsor and certain other stockholders party thereto (incorporated by reference to Exhibit 10.2filed with the Form 8-K filed by the Registrant on December 22, 2021).

10.4

Investment Management Trust Agreement, dated December 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on December 22, 2021).

10.5

Registration Rights Agreement, dated December 10, 2021, by and among the Company, the Sponsor, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on December 22, 2021).

10.6

Administrative Support Agreement, dated December 16, 2021, by and between the Company and Revelstone Capital, LLC (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on J December 10, 2021).

10.7

Form of Indemnity Agreement, dated December 16, 2021, by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on November 24, 2021).

10.8.1

Private Warrant Purchase Agreement, dated December 16, 2021, by and between the Company and the Sponsor

(incorporated by reference to Exhibit 10.5.1 filed with the Form 8K filed by the Registrant on December 22, 2021).

10.8.2

Private Warrant Purchase Agreement, dated December 16, 2021, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.5.2 filed with the Form 8-K filed by the Registrant on December 22, 2021).

10.9.1

Investment Agreement, dated November 18, 2021, by and between the Company and certain anchor investors (incorporated by reference to Exhibit 10.6.1 filed with the Form 8-K filed by the Registrant on December 22, 2021).

10.9.2

Investment Agreement, dated November 18, 2021, by and between the Company and certain anchor investors (incorporated by reference to Exhibit 10.6.2 filed with the Form 8-K filed by the Registrant on December 22, 2021).

10.9.3

Investment Agreement, dated November 18, 2021, by and between the Company and certain anchor investors (incorporated by reference to Exhibit 10.6.3 filed with the Form 8-K filed by the Registrant on December 22, 2021).

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registration Statement on Form S-1 filed by the Registrant on November 24, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELSTONE CAPITAL ACQUISITION CORP.

Dated: April 5, 2022	By:	/s/ Morgan Callagy
	Name:	Morgan Callagy
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan Callagy	Co-Chief Executive Officer	April 5, 2022
Morgan Callagy	(Principal Executive Officer)

/s/ Daniel Neukomm	Co-Chief Executive Officer	April 5, 2022
Daniel Neukomm	(Principal Executive Officer)

/s/ Margaret McDonald	Director	April 5, 2022
Margaret McDonald

/s/ Jeff Rosenthal	Director	April 5, 2022
Jeff Rosenthal

/s/ Jason White	Director	April 5, 2022
Jason White