Form 10-Q
period 2022-03-31
Revelstone Capital Acquisition Corp.
filed 2022-05-13
CIK 1874218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to ________________

Commission File Number 001-41178

REVELSTONE CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1511157
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14350 Myford Road Irvine, CA 92606
(Address of principal executive offices and zip code)

(949) 751-7518

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant, each whole Redeemable Warrant to purchase one share of Class A common stock for $11.50 per share	RCACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	RCAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole Redeemable Warrant exercisable to purchase one share of Class A Common Stock for $11.50 per share	RCACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 13, 2022, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

REVELSTONE CAPITAL ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

REVELSTONE CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets:
Current Assets
Cash	$838,133	$1,844,672
Prepaid Assets	176,871	222,005
Total Current Assets	1,015,004	2,066,677
Other Assets
Prepaid Assets, non-current	89,113	89,113
Investments held in Trust Account	166,662,904	151,500,227
Total Other Assets	166,752,017	151,589,340
Total Assets	$167,767,021	$153,656,017

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$2,430	$675,834
Franchise tax liability	50,000	65,282
Accrued Expenses	50,838	22,470
Over-allotment Units Liability	—	252,331
Note Payable - Related Party	—	189,789
Total Current Liabilities	103,268	1,205,706
Long-Term Liabilities
Deferred underwriting commission payable	5,775,000	5,250,000
Total Long-Term Liabilities	5,775,000	5,250,000
Total Liabilities	5,878,268	6,455,706
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 16,500,000 and 15,000,000 shares at redemption value of $10.10 as of March 31, 2022 and December 31, 2021, respectively	166,662,904	151,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A Common stock, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding (excluding 16,500,000 and 15,000,000 shares subject to possible redemption as of March 31, 2022 and December 31, 2021, respectively) as of March 31, 2022 and December 31, 2021	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 issued and outstanding as of March 31, 2022 and December 31, 2021	412	412
Additional paid-in capital	—	—
Accumulated Deficit	(4,774,563)	(4,300,101)
Total Stockholders’ Deficit	(4,774,151)	(4,299,689)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$167,767,021	$153,656,017

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Operating Expenses
Formation and Operating Costs	$201,566
Total Operating Expenses	201,566
Net Operating Loss	201,566
Gain from investments held in Trust Account	12,677
Change in fair value of overallotment units	15,119
Fair value of forfeited overallotment option	79,071
Total Other Income	106,867
Net loss	$(94,699)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	16,316,667
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.00)
Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares	4,125,000
Basic and diluted net loss per nonredeemable ordinary share	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	4,125,000	$412	—	$(4,300,101)	$(4,299,689)
Proceeds allocated to Public Warrants	—	—	225,000	—	225,000
Proceeds allocated to Private Placement Warrants	—	—	450,000	—	450,000
Offering costs allocated to warrants	—	—	(36,044)	—	(36,044)
Exercised portion of overallotment unit liability	—	—	158,141	—	158,141
Re-measurement of redeemable shares to redemption value	—	—	(797,116)	(379,744)	(1,176,860)
Net Loss	—	—	—	(94,699)	(94,699)
Balance—March 31, 2022	4,125,000	$412	—	$(4,774,563)	$(4,774,151)

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net loss	$(94,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of overallotment units	(15,119)
Fair value of forfeited overallotment units	(79,071)
Gain from investments held in Trust Account	(12,677)
Changes in operating assets and liabilities:
Prepaid Assets	45,134
Accounts Payable	(673,404)
Accrued Expenses	28,368
Franchise Tax Liability	(15,282)
Change in fair value of overallotment units	(15,119)
Fair value of forfeited overallotment units	(79,071)
Gain from investments held in Trust Account	(12,677)
Net cash used in operating activities	(816,750)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	(15,150,000)
Net cash used in investing activities	(15,150,000)
Cash Flows from Financing Activities:
Proceeds from partial exercise of overallotment option, net of costs	14,700,000
Proceeds from private placement related to partial exercise of overallotment option	450,000
Repayment of note payable—related party	(189,789)
Net cash provided by financing activities	14,960,211
Net Change in Cash	(1,006,539)
Cash–Beginning	1,844,672
Cash–Ending	$838,133
Non-Cash investing and financing activities:
Deferred underwriting commissions payable	$525,000
Re-measurement of carrying value of redeemable shares to redemption value	$1,176,860
Exercised portion of overallotment unit liability	$158,141

The accompanying notes are an integral part of the unaudited condensed financial statements.

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

As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 450,000 Private Placement Warrants to the Sponsor at $1.00 per additional Private Placement Warrants, generating additional gross proceeds of $450,000. Since the over-allotment was not exercised in full, 187,500 shares of the 4,312,500 shares of Class B common stock, par value $0.0001 per share, were forfeited by the holders thereof for no consideration.

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

Transaction costs amounted to $17,398,949 consisting of $2,800,000 of net underwriting commissions, $5,775,000 of deferred underwriting commissions, $8,104,500 of incentives to Anchor Investors (see Note 3), and $719,449 of other offering costs, and was all charged to additional paid-in capital and accumulated deficit where no additional paid-in capital was available. Net underwriting commissions consist of a $3,300,000 gross commission and $500,000 of the underwriter’s reimbursement of transaction costs incurred by the Company. Included in the transaction costs are $300,000 of net underwriting commissions and $525,000 of deferred underwriting commissions related to partial exercise of the overallotment option.

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

Following the closing of the Public Offering on December 21, 2021 and partial exercise of the overallotment option on January 11, 2022, $166,650,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Liquidity and Capital Resources

As of March 31, 2022 the Company had approximately $838,133 in its operating bank account and working capital of approximately $911,736.

Prior to the completion of the Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $189,789 (see Note 5). The promissory note was paid in full in January, 2022.

Subsequent to the consummation of the Public Offering and private placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 5, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which frequently exceeds the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and Private Placement Warrants issued in the Public Offering meet the requirements for equity classification. The Company categorized the over-allotment option granted to underwriters in connection with the Public Offering as a freestanding financial instrument to be accounted for separately from the Units.

Class A Common Stock Subject to Possible Redemption

All of the 16,500,000 shares of Class A common stock issued as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Public Offering that were directly related to the Public Offering. The Company incurred offering costs amounting to $17,398,949 as a result of the Public Offering consisting of $2,800,000 of net underwriting commissions, $5,775,000 of deferred underwriting commissions, $8,104,500 of incentives to Anchor Investors (see Note 3) and $719,449 of other offering costs. The offering costs were charged to additional paid-in capital upon the completion of the Public Offering, and accumulated deficit when no additional paid-in capital was available.

Net Loss Per Ordinary Share

The Company has two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two categories of shares.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the partial exercise of the over-allotment option because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category:

	For the Three Months Ended
	March 31, 2022
	Redeemable	Non-redeemable
Numerator
Allocation of net loss	$(75,589)	(19,110)
Denominator
Weighted average shares outstanding	16,316,667	4,125,000
Basic and diluted net loss per share	$(0.00)	(0.00)

Note 3—Initial Public Offering

On December 21, 2021 the Company sold 15,000,000 Units at a price of $10.00 per Unit. As part of the Public Offering, the Company granted the underwriters a 45-day option from the date of the Public Offering to purchase up to an additional 2,250,000 Public Units to cover over-allotments. On January 11, 2022, the underwriters partially exercised the over-allotment option and the Company sold 1,500,000 additional Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Following the closing of the Public Offering on December 21, 2021 and partial exercise of the overallotment option on January 11, 2022, $166,650,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and Private Placement Warrants, was deposited in a Trust Account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

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

As of March 31, 2022, the ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Ordinary shares subject to redemption as of January 1, 2022	$151,500,000
Gross proceeds from partial exercise of overallotment option	15,000,000
Less:
Proceeds allocated to Public Warrants	(225,000)
Ordinary shares issuance costs	(788,956)
Plus:
Re-measurement of carrying value to redemption value	1,176,860
Ordinary shares subject to redemption as of March 31, 2022	$166,662,904

Note 4—Private Placement

Simultaneously with the closing of the Public Offering, the Sponsor, Roth and certain Roth affiliates purchased an aggregate of 5,800,000 Private Placement Warrants, of which 5,050,000 Private Placement Warrants were purchased by the Sponsor and 750,000 Private Placement Warrants were purchased by Roth and certain Roth affiliates. The Sponsor purchase an additional 450,000 Private Placement Warrants when the over-allotment option was partially exercised.

Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. If the Company does not complete a Business Combination within the Combination Period or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 7).

Note 5—Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor paid $25,000 to purchase 4,312,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. As of December 31, 2021, the Founder Shares include an aggregate of up 562,500 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units is not exercised in full or in part. On January 11, 2022, the underwriters partially exercised the over-allotment option, resulting in forfeiture of 187,500 shares of Class B common stock. As of March 31, 2022 and December 31, 2021 outstanding Class B common stock excludes 187,500 of shares forfeited due to partial exercise of the overallotment option on January 11, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

The Company granted the underwriters a 45-day option from the date of the Public Offering to purchase up to 2,250,000 additional Units at the Public Offering price less the underwriting discounts and commissions, which was partially exercised on January 11, 2022.

On January 11, 2022, the Company paid a cash underwriting commission of $0.20 per Unit or $300,000 in the aggregate in connection with the underwriters’ partial exercise of the over-allotment option.

The underwriters are entitled to deferred underwriting commissions of $0.35 per Unit, or $5,775,000 in the aggregate. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 180,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. There were no shares of Class A common stock issued or outstanding, excluding 16,500,000 and 15,000,000 shares of Class A common stock subject to redemption at March 31, 2022 and December 31, 2021, respectively.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. There were 4,125,000 shares of Class B common stock issued and outstanding, at March 31, 2022 and December 31, 2021. The number excludes 187,500 of Class B common stock forfeited due to partial exercise of the overallotment option on January 11, 2022.

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

The Company accounted for the 14,500,000 warrants issued in connection with the Public Offering and partial exercise of the over-allotment option, including 8,250,000 Public Warrants and 6,250,000 Private Placement Warrants, in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

Underwriters’ Over-allotment Option- The Company granted the underwriters a 45-day option from the date of the Public Offering to purchase up to 2,250,000 additional Units at the Public Offering price less the underwriting discounts and commissions. The Company categorized the over-allotment option as a freestanding financial instrument to be accounted for separately from the Units. On January 11, 2022 the underwriters partially exercised the over-allotment option and acquired 1,500,000 additional Units.

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
	March 31,	Active Markets	Observable	Unobservable
	2022	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$166,662,904	$166,662,904	—	—
	$166,662,904	$166,662,904	—	—

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable	Unobservable
	2021	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$151,500,227	$151,500,227	—	—
	$151,500,227	$151,500,227	—	—
Liabilities:
Over-allotment option	$252,331	—	—	$252,331
	$252,331	—	—	$252,331

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and is presented within liabilities on the balance sheet as of December 31, 2021. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment units in the statement of operations.

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

The key inputs into the Black Scholes model for the over-allotment liability were as follows at December 31, 2021 and January 11, 2022, the date of the partial exercise of the overallotment option:

December 31,
Input	2021
Risk-free interest rate	0.06%
Expected term (years)	0.10
Expected volatility	11.72%
Exercise price	$10.00
Unit Price	$9.93

January 11,
Input	2022
Risk-free interest rate	0.04%
Expected term (years)	0.07
Expected volatility	11.26%
Exercise price	$10.00
Unit Price	$9.98

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the three months ended March 31, 2022:

Over-allotment
Liability
Fair value as of December 31, 2021	$252,331
Change in fair value at January 11, 2022	$(15,119)
Fair value of forfeited overallotment units at January 11, 2022	$(79,071)
Elimination of overallotment liability at January 11, 2022	$(158,141)
Fair value as of March 31, 2022	$—

Note 9—Subsequent Events

The Company has evaluated subsequent events that occurred after the balance sheet date up to the date the financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Revelstone Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Revelstone Capital, LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of March 31, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through March 31, 2022 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended March 31, 2022, we had a net loss of $94,699, which consisted of formation and operating costs of $201,566, offset by the fair value of forfeited overallotment option of $79,071, the change in fair market value of the over-allotment option of $15,119 and gain from investments held in the trust account of $12,677.

Liquidity and Capital Resources

As of March 31, 2022, we had $838,133 in cash and working capital of $911,736.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loans.

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

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities except for deferred underwriting commissions of $ 5,775,000 as of March 31, 2022.

Critical Accounting Policies

Public and Private Warrants

The Company accounted for the 14,500,000 warrants issued in connection with the Public Offering and partial exercise of the over-allotment option, including 8,250,000 Public Warrants and 6,250,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

Net Loss Per Share of Class A Common Stock

We have two categories of shares, which are referred to as redeemable shares and non-redeemable shares. Earnings and losses are shared pro rata between the two categories of shares.

Shares of Class A Common Stock Subject to Possible Redemption

All of the 16,500,000 shares of Class A common stock sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require shares of Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all 16,500,000 shares of Class A common stock were classified outside of permanent equity as of March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revelstone Capital Acquisition Corp.

Date: May 13, 2022	By:	/s/ Daniel Neukomm
Daniel Neukomm
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Morgan Callagy
Morgan Callagy
Co-Chief Executive Officer and Secretary
(Principal Financial and Accounting Officer)