Form 10-Q
period 2022-09-30
Revelstone Capital Acquisition Corp.
filed 2022-11-14
CIK 1874218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

REVELSTONE CAPITAL ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	3

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for period from April 5, 2021 (inception) through September 30, 2021	4

	Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 5, 2021 (inception) through September 30, 2021	5

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from April 5, 2021 (inception) through September 30, 2021	6

	Notes to Condensed Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	23

Item 1A.	RISK FACTORS	23

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	23

Item 4.	MINE SAFETY DISCLOSURES	23

Item 5.	OTHER INFORMATION	23

Item 6.	EXHIBITS	24

SIGNATURES		25

PART 1 – FINANCIAL INFORMATION

REVELSTONE CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets:
Current Assets
Cash	$825,597	$1,844,672
Prepaid Assets	144,465	222,005
Total Current Assets	970,062	2,066,677
Other Assets
Prepaid Assets, non-current	—	89,113
Investments held in Trust Account	167,516,438	151,500,227
Total Other Assets	167,516,438	151,589,340
Total Assets	$168,486,500	$153,656,017

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$4,614	$675,834
Franchise tax liability	109,262	65,282
Accrued Expenses	94,358	22,470
Over-allotment Units Liability	—	252,331
Note Payable - Related Party	—	189,789
Income Tax Payable	133,340	—
Total Current Liabilities	341,574	1,205,706
Long-Term Liabilities
Deferred underwriting commission payable	5,775,000	5,250,000
Total Long-Term Liabilities	5,775,000	5,250,000
Total Liabilities	6,116,574	6,455,706
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 16,500,000 and 15,000,000 shares at redemption value of $10.14 and $10.10 as of September 30, 2022 and December 31, 2021, respectively	167,271,991	151,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A Common stock, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding (excluding 16,500,000 and 15,000,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively) as of September 30, 2022 and December 31, 2021	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 issued and outstanding as of September 30, 2022 and December 31, 2021	412	412
Additional paid-in capital	—	—
Accumulated Deficit	(4,902,477)	(4,300,101)
Total Stockholders’ Deficit	(4,902,065)	(4,299,689)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$168,486,500	$153,656,017

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period
				from April 5,
				2021(inception)
	Three Months Ended	Three Months Ended	Nine Months Ended	through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Expenses
Formation and Operating Costs	$201,493	$—	$545,791	$330
Total Operating Expenses	201,493	—	545,791	330
Net Operating Loss	201,493	—	545,791	330
Interest income from investments held in Trust Account	758,134	—	1,003,415	—
Other interest income	—	1	—	2
Change in fair value of overallotment units	—	—	15,119	—
Fair value of forfeited overallotment option	—	—	79,071	—
Total Other Income / (Expense)	758,134	1	1,097,605	2
Income (loss) before provision for income tax	$556,641	$1	$551,814	$(328)
Provision for income taxes	143,177	—	165,340	—
Net income (loss)	$413,464	$1	$386,474	$(328)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	16,500,000	—	16,439,560	—
Basic and diluted net income (loss) per ordinary share subject to possible redemption	$0.02	$—	$0.02	$—
Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares	4,125,000	4,125,000	4,125,000	4,125,000
Basic and diluted net income (loss) per nonredeemable ordinary share	$0.02	$0.00	$0.02	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	4,125,000	$412	—	$(4,300,101)	$(4,299,689)
Proceeds allocated to Public Warrants	—	—	225,000	—	225,000
Proceeds allocated to Private Placement Warrants	—	—	450,000	—	450,000
Offering costs allocated to warrants	—	—	(36,044)	—	(36,044)
Derecognition of overallotment unit liability	—	—	158,141	—	158,141
Re-measurement of redeemable shares to redemption value	—	—	(797,097)	(379,763)	(1,176,860)
Net Loss	—	—	—	(94,699)	(94,699)
Balance— March 31, 2022	4,125,000	$412	—	$(4,774,563)	$(4,774,151)
Re-measurement of redeemable shares to redemption value	—	—	—	(44,130)	(44,130)
Net Income	—	—	—	67,709	67,709
Balance—June 30, 2022	4,125,000	$412	—	$(4,750,984)	$(4,750,572)
Re-measurement of redeemable shares to redemption value	—	—	—	(564,957)	(564,957)
Net Income	—	—	—	413,464	413,464
Balance—September 30, 2022	4,125,000	$412	—	$(4,902,477)	$(4,902,065)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FROM APRIL 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock		Additional		Total
	Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance— April 5, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	4,125,000	412	24,588		25,000
Net Loss	—	—	—	(330)	(330)
Balance— June 30, 2021	4,125,000	$412	$24,588	$(330)	$24,670
Net Income	—	—	—	1	1
Balance— September 30, 2021	4,125,000	$412	$24,588	$(329)	$24,671

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period
	For the Nine Months	from April 5, 2021
	Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$386,474	$(328)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of overallotment units	(15,119)	—
Fair value of forfeited overallotment units	(79,071)	—
Interest income from investments held in Trust Account	(1,003,415)	—
Changes in operating assets and liabilities:
Prepaid Assets	166,653	—
Accounts Payable	(671,220)	—
Accrued Expenses	71,888	—
Franchise Tax Liability	43,980	—
Income Tax Payable	133,340	—
Net cash used in operating activities	(966,490)	(328)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	(15,150,000)	—
Withdrawals from Trust Account	137,204	—
Net cash used in investing activities	(15,012,796)	—
Cash Flows from Financing Activities:
Proceeds from partial exercise of overallotment option, net of costs	14,700,000	—
Proceeds from private placement related to partial exercise of overallotment option	450,000	—
Proceeds from promissory note—related party	(189,789)	45,000
Deferred offering costs paid	—	(25,000)
Proceeds from issuance of Class B common stock	—	25,000
Net cash provided by financing activities	14,960,211	45,000
Net Change in Cash	(1,019,075)	44,672
Cash–Beginning	1,844,672	—
Cash–Ending	$825,597	$44,672
Non-Cash investing and financing activities:
Deferred underwriting commissions payable	$525,000	$—
Re-measurement of carrying value of redeemable shares to redemption value	$1,785,947	$—
Exercised portion of overallotment unit liability	$158,141	$—
Deferred offering costs paid by sponsor in exchange for note payable – related party	$—	$46,270

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

As of September 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Going concern, Liquidity and Capital Resources

As of September 30, 2022 the Company had approximately $825,597 in its operating bank account and working capital of approximately $628,488.

Prior to the completion of the Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $189,789 (see Note 5). The promissory note was paid in full in January 2022.

Subsequent to the consummation of the Public Offering and private placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 5, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which frequently exceeds the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the partial exercise of the over-allotment option because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category:

							For the Period from April
	Three Months Ended		Nine Months Ended		Three Months Ended		5, 2021(inception) through
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Numerator
Allocation of net income (loss)	$330,771	82,693	308,952	77,522	—	1	—	(328)
Denominator
Weighted average shares outstanding	16,500,000	4,125,000	16,439,560	4,125,000	—	4,125,000	—	4,125,000
Basic and diluted net income (loss) per share	$0.02	0.02	0.02	0.02	—	0.00	—	(0.00)

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

As of September 30, 2022, the ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Ordinary shares subject to redemption as of January 1, 2022	$151,500,000
Gross proceeds from partial exercise of overallotment option	15,000,000
Less:
Proceeds allocated to Public Warrants	(225,000)
Ordinary shares issuance costs	(788,956)
Plus:
Re-measurement of carrying value to redemption value	1,176,860
Ordinary shares subject to redemption as of March 31, 2022	166,662,904
Plus:
Re-measurement of carrying value to redemption value	44,130
Ordinary shares subject to redemption as of June 30, 2022	$166,707,034
Less:
Re-measurement of carrying value to redemption value	564,957
Ordinary shares subject to redemption as of September 30, 2022	$167,271,991

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

Note 5—Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor paid $25,000 to purchase 4,312,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. As of December 31, 2021, the Founder Shares include an aggregate of up 562,500 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units is not exercised in full or in part. On January 11, 2022, the underwriters partially exercised the over-allotment option, resulting in forfeiture of 187,500 shares of Class B common stock. As of September 30, 2022 and December 31, 2021 outstanding Class B common stock excludes 187,500 of shares forfeited due to partial exercise of the overallotment option on January 11, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 180,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. There were no shares of Class A common stock issued or outstanding, excluding 16,500,000 and 15,000,000 shares of Class A common stock subject to redemption at September 30, 2022 and December 31, 2021, respectively.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. There were 4,125,000 shares of Class B common stock issued and outstanding, at September 30, 2022 and December 31, 2021. The number excludes 187,500 of Class B common stock forfeited due to partial exercise of the overallotment option on January 11, 2022.

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

Redemptions of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds

$18.00—Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

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

Note 8— Income Taxes

Our effective tax rate was 24.26% and 29.96% for the three and nine months ended September 30, 2022, respectively and 0.00% for the period from April 5, 2021 (inception) to September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to the exercise of the overallotment option and changes in the valuation allowance on the deferred tax assets. Cash paid for income taxes during the nine months ended September 30, 2022 was $32,000.

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
	September 30,	Active Markets	Observable	Unobservable
	2022	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$167,516,438	$167,516,438	—	—
	$167,516,438	$167,516,438	—	—

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable	Unobservable
	2021	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$151,500,227	$151,500,227	—	—
	$151,500,227	$151,500,227	—	—
Liabilities:
Over-allotment option	$252,331	—	—	$252,331
	$252,331	—	—	$252,331

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

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the nine months ended September 30, 2022:

Over-allotment
Liability
Fair value as of December 31, 2021	$252,331
Change in fair value at January 11, 2022	$(15,119)
Fair value of forfeited overallotment units at January 11, 2022	$(79,071)
Elimination of overallotment liability at January 11, 2022	$(158,141)
Fair value as of September 30, 2022	$—

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

Results of Operations

As of September 30, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through September 30, 2022 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended September 30, 2022, we had net income of $413,464, which resulted from interest income from investments held in the trust account of $758,134 offset by formation and operating costs of $201,493 and income tax provision of $143,177.

For the nine months ended September 30, 2022, we had net income of $386,474, which resulted from the fair value of forfeited overallotment option of $79,071, the change in fair market value of the over-allotment option of $15,119 and interest income from investments held in the trust account of $1,003,415, offset by formation and operating costs of $545,791 and income tax provision of $165,340.

For the three months ended September 30, 2021, we had net income of $1, which resulted from interest income of $1.

For the period from April 5, 2021 (inception) through September 30, 2021, we had a net loss of $328, which resulted from formation and operating costs of $330, offset by other interest income of $2.

Liquidity and Capital Resources

As of September 30, 2022, we had $825,597 in cash and working capital of $628,488.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of September 30, 2022, there were no amounts outstanding under any working capital loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities except for deferred underwriting commissions of $5,775,000 as of September 30, 2022.

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

Shares of Class A Common Stock Subject to Possible Redemption

All of the 16,500,000 shares of Class A common stock sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require shares of Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all 16,500,000 shares of Class A common stock were classified outside of permanent equity as of September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination, extension vote or otherwise, unless an exemption is available. Issuances of securities in connection with our initial Business Combination transaction (including any PIPE transaction at the time of our initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued.

Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. In addition, because the Excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise tax have not been determined. Further, the application of the Excise tax in the event of a liquidation is uncertain. Consequently, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

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

Revelstone Capital Acquisition Corp.

Date: November 14, 2022	By:	/s/ Daniel Neukomm
Daniel Neukomm
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Morgan Callagy
Morgan Callagy
Co-Chief Executive Officer and Secretary
(Principal Financial and Accounting Officer)