Form 10-K
period 2022-12-31
Revelstone Capital Acquisition Corp.
filed 2023-03-27
CIK 1874218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $161,535,000 (based on the closing sales price of the Class A common stock on June 30, 2022 of $9.79, as reported on the Nasdaq Stock Market LLC).

As of March 24, 2023, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

The Registration Statement for our initial public offering was declared effective on December 16, 2021 (the “Initial Public Offering,” or “IPO”). On December 21, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units”) at $10.00 per Unit, each Unit comprised of one share of Class A Common Stock, $0.0001 par value (the “Public Shares”), and one half-of-one redeemable warrant, each whole warrant to purchase one share of Class A Common Stock at a purchase price of $11.50 per share (the “Public Warrants”), generating gross proceeds of $150,000,000. We granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On January 11, 2022, the over-allotment option was partially exercised and the underwriters purchased 1,500,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit, generating additional gross proceeds of $15,000,000.

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

ITEM 1A.    RISK FACTORS

Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our shares of Class A common stock.

We have identified a material weakness in our internal control over financial reporting. In future periods, if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and shareholders, which could have a material adverse effect on our business and the price of our shares of Class A common stock.

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Class A Common Stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and because our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our Class A Common Stock after December 31, 2022, including redemptions in connection with a business combination, unless an exemption is available. Generally, issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. In addition, the Excise Tax would be payable by us, and not by the redeeming holder, however the mechanics of any required payment of the Excise Tax have not been determined. Further, based on recently issued interim guidance from the Internal Revenue Service and Treasury in Notice 2023-2, subject to certain exceptions, the Excise Tax should not apply in the event of our liquidation.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become more scarce and there may be increased competition for attractive targets. This could increase the cost of our initial business combination and it could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. As mentioned throughout this section, attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Together, this could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to consummate an initial business combination within eighteen months of the closing of our public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business eighteen months of the closing of our public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our warrants will expire worthless.

Our management has concluded that there is substantial doubt about our ability to continue as a “going concern.”

We have until June 21, 2023 to consummate a business combination. It is uncertain whether we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of us. As of December 31, 2022, we had $776,607 in cash and working capital of $136,433; however, we will incur additional expenses as it relates to the consummation of a business combination. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

Holders of Record

As of March 21, 2023, there were 16,500,000 of our shares of Class A common stock issued and outstanding held by approximately 57 stockholders of record, and there were 4,125,000 of our shares of Class B common stock issued and outstanding held by our Sponsor, certain directors and officers of the Company and certain anchor investors who own 1,125,000 of such shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with these financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

As of December 31, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through December 31, 2022 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the year ended December 31, 2022 we had net income of 1,137,756, which resulted from the fair value of forfeited overallotment option of $79,071, the change in fair market value of the over-allotment option of $15,119 and interest income from investments held in the trust account of $2,440,752, offset by formation and operating costs of $940,505 and income tax provision of $456,681.

For the period from April 5, 2021 (inception) through December 31, 2021, we had a net loss of $155,240, which resulted from formation and operating costs of $97,407, the change in the fair market value of the over-allotment option of $58,062, offset by interest income of $229.

Going Concern, Liquidity and Capital Resources

As of December 31, 2022, we had $776,607 in cash and working capital of $136,433.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of December 31, 2022, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until June 21, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

On July 7, 2022 the Company signed an agreement with a legal advisor that will represent the Company on corporate and securities compliance matters related to its pursuit of a Business Combination. According to the terms of the agreement, the Company was obligated to pay a retainer fee of $50,000 upon the signing of this agreement, and is further obligated to pay up to an additional $200,000 when certain milestones are met prior to the closing of the Business Combination. Legal fees incurred in connection with the business combination above $250,000 will be due and payable upon completion of the Business Combination. The initial retainer fee of $50,000 was paid as of January 30, 2023. The amount of legal fees recorded as part of Company’s Accounts payable and Accrued expenses was $254,019 as of December 31, 2022.

As of December 31, 2022 the Company has a long-term liability represented by deferred underwriting commission of $5,775,000.

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

Net Income/(Loss) Per Share of Common Stock

We have two categories of shares, which are referred to as redeemable shares of Class A common stock and non-redeemable shares of Class B common stock. Earnings and losses are shared pro rata between the two categories of shares.

Shares of Class A Common Stock Subject to Possible Redemption

All of the 16,500,000 shares of Class A common stock sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require shares of

Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all 16,500,000 shares of Class A common stock were classified outside of permanent equity as of December 31, 2022.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weakness in our internal control over financial reporting related to timely recognition of accounts payable, accrued liabilities as well as related expenses. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented steps to improve our internal control over financial reporting. To respond to the material weakness related to timely recognition of accounts payable, accrued liabilities as well as related expenses, we have devoted, and plan to continue to devote, additional effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans at this time include performing, as part of financial close, additional analysis and procedures, as deemed necessary to ensure complete recognition of all vendor invoices and expenses incurred but not yet invoiced. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Morgan Callagy	51	Co-Chief Executive Officer, Director
Daniel Neukomm	44	Co-Chief Executive Officer, Director
Jason White	36	Director
Margaret McDonald	56	Director
Jeff Rosenthal	38	Director

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 10, 2023 the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Class A common stock and Class B common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 10, 2023, we had 16,500,000 shares of Class A common stock and 4,125,000 shares of Class B common stock, issued and outstanding. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 10, 2023.

		Percentage
	Number of	of
	Shares	Outstanding
	Beneficially	Shares
Name and Address of Beneficial Owner(1)	Owned	%
Morgan Callagy (2)(4)	1,124,991	5.8
Daniel Neukomm (3)(4)	1,124,991	5.8
Jason White(4)	25,000	*
Margaret McDonald(4)	66,250	*
Jeff Rosenthal(4)	66,250	*
All officers and directors as a group	1,753,222	9.1
(5 individuals)
Five Percent Holders
Space Summit Capital LLC(5)	1,125,000	5.8
Radcliffe Capital Management, L.P. (6)	1,063,847	6.45
Radcliffe SPAC Master Fund, L.P. (6)	1,063,847	6.45
RGC Management Company, LLC(6)	1,063,847	6.45
Radcliffe SPAC GP, LLC(6)	1,063,847	6.45
Steven B. Katznelson(6)	1,063,847	6.45
Christopher Hinkel(6)	1,063,847	6.45
RIVERNORTH CAPITAL MANAGEMENT, LLC(7)	750,000	3.9
AQR Capital Management, LLC(8)	1,349,994	8.18
AQR Capital Management Holdings, LLC(8)	1,349,994	8.18
AQR Arbitrage, LLC (8)	1,349,994	8.18
Saba Capital Management, L.P. (9)	1,306,836	7.9
Boaz R. Weinstein(9)	1,306,836	7.9
Saba Capital Management GP, LLC(9)	1,306,836	7.9
Sculptor Capital LP(10)	1,214,999	7.36
Sculptor Capital II LP10)	1,214,999	7.36
Sculptor Capital Holding Corporation(10)	1,214,999	7.36
Sculptor Capital Holding II LLC(10)	1,214,999	7.36
Sculptor Capital Management, Inc. (10)	1,214,999	7.36
Sculptor Master Fund, Ltd. (10)	573,749	2.3
Sculptor Special Funding, LP(10)	573,749	2.3
Sculptor Credit Opportunities Master Fund, Ltd(10)	0	*
Sculptor SC II LP(10)	641,250	3.4
Sculptor Enhanced Master Fund, Ltd (10)	0	*
Tenor Capital Management Company, L.P. (11)	1,350,000	6.9
Tenor Opportunity Master Fund, Ltd. (11)	1,350,000	6.9
Robin Shah (11)	1,350,000	6.9
Governors Lane Master Fund LP(12)	1,125,000	5.8
Governors Lane LP(12)	1,125,000	5.8
Governors Lane Fund General Partner LLC(12)	1,125,000	5.8
Isaac Corre(12)	1,125,000	5.8
CaaS Capital Management LP(13)	1,250,800	7.58
CaaS Capital Management GP LLC(13)	1,250,800	7.58
Siufu Fu(13)	1,250,800	7.58

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Revelstone Capital Acquisition Corp., 14350 Myford Road, Irvine, CA 92606.
(2)	Includes 1,124,991 shares of Class B common stock, of which Morgan Callagy owns 550,361. Includes 495,000 shares of Class B common stock held by La Jolla Group, Inc. Morgan Callagy and Daniel Neukomm share voting and investment control over the shares held by La Jolla Group, Inc.
(3)	Includes 1,124,991 shares of Class B common stock, of which Daniel Neukomm owns 550,361. Includes 495,000 shares of Class B common stock held by La Jolla Group, Inc. Morgan Callagy and Daniel Neukomm share voting and investment control over the shares held by La Jolla Group, Inc.
(4)	Interests shown consist solely of founder shares, classified as shares of our Class B common stock. Such shares will convert into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 attached to this Report “Description of Securities.”
(5)	Based on the Schedule 13G filed on December 22, 2021 by Space Summit Capital LLC. The address of the beneficial holder is 15455 Albright Street, Pacific Palisades, CA 90272.
(6)	Based on the Schedule 13G filed on February 14, 2022 on behalf of Radcliffe Capital Management, L.P. by RGC Management Company, LLC, its General Partner, and Radcliffe SPAC Master Fund, L.P. by Radcliffe SPAC GP, LLC, its General Partner. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. The address of the respective holders is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.
(7)	Based on the Schedule 13G filed on February 15, 2022 by RiverNorth Capital Management, LLC. The address of the beneficial holder is 325 N. LaSalle Street, Ste. 645, Chicago, Illinois 60654.
(8)	Based on the Schedule 13G filed on February 14, 2022 by AQR Capital Management Holdings, LLC, AQR Capital Management, LLC, and AQR Arbitrage, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The address of the holders is Two Greenwich Plaza, Greenwich, CT 06830.
(9)	Based on the Schedule 13G filed on December 27, 2021 by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company and Mr. Boaz R. Weinstein. The address of each beneficial holder 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(10)	Based on the Schedule 13G filed on December 23, 2021 Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, which is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The listed herein are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor is the investment adviser to Sculptor Master Fund, Ltd. (“SCMF”). Sculptor Special Funding, LP (“NRMD”) is wholly owned by SCMF. Sculptor is the investment adviser to Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”). Sculptor-II is the investment adviser to Sculptor SC II LP (“NJGC”). Sculptor is the investment adviser to Sculptor Enhanced Master Fund, Ltd. (“SCEN”). The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.

(11)	Based on the Schedule 13G filed on December 23, 2021 by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. The address of the holders is 810 Seventh Avenue, Suite 1905, New York, NY 10019.
(12)	Based on the Schedule 13G filed on December 30, 2021 by filed by (i) Governors Lane Master Fund LP, (ii) Governors Lane LP, (iii) Governors Lane Fund General Partner LLC and (iv) Isaac Corre. Governors Lane LP serves as discretionary investment manager to Governors Lane Master Fund LP. Governors Lane Fund General Partner LLC is the general partner of Governors Lane Master Fund LP. Mr. Corre is the chief executive officer of Governors Lane LP and the managing member of Governors Lane Fund General Partner LLC. The address of the holders is c/o Governors Lane LP, 510 Madison Avenue, 11th Floor, New York, NY 10022.
(13)	As of December 31, 2022, CaaS Capital Management LP beneficially owned 1,250,800 Class A Shares. CaaS Capital Management GP LLC, as the general partner of CaaS Capital Management LP, may be deemed to have beneficially owned the 1,250,800 Class A Shares beneficially owned by CaaS Capital Management LP. Siufu Fu, as the Managing Member of CaaS Capital Management GP LLC, may be deemed to have beneficially owned the 1,250,800 Class A Shares beneficially owned by CaaS Capital Management GP LLC.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there was no amount outstanding under any Working Capital Loan.

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

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from April 5, 2021 (date of inception) to December 31, 2021 totaled approximately $123,600 and $56,650, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022 and during the period from April 5, 2021 to December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the year ended December 31, 2022 and for the period April 5, 2021 to December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2022 and for the period from April 5, 2021 to December 31, 2021.

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

None.

REVELSTONE CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Revelstone Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Revelstone Capital Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the Company is unable to complete a business combination by June 21, 2023, then the Company will cease all operations except for the purpose of liquidating.  The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA
March 24, 2023

REVELSTONE CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets:
Current Assets
Cash	$776,607	$1,844,672
Prepaid Assets	89,113	222,005
Total Current Assets	865,720	2,066,677
Other Assets
Prepaid Assets, non-current	—	89,113
Investments held in Trust Account	168,759,775	151,500,227
Total Other Assets	168,759,775	151,589,340
Total Assets	$169,625,495	$153,656,017

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$65,325	$675,834
Franchise tax liability	159,262	65,282
Accrued Expenses	274,019	22,470
Over-allotment Units Liability	—	252,331
Note Payable - Related Party	—	189,789
Income Tax Payable	230,681	—
Total Current Liabilities	729,287	1,205,706
Long-Term Liabilities
Deferred underwriting commission payable	5,775,000	5,250,000
Total Long-Term Liabilities	5,775,000	5,250,000
Total Liabilities	6,504,287	6,455,706
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 16,500,000 and 15,000,000 shares at redemption value of $10.20 and $10.10 as of December 31, 2022 and 2021, respectively	168,367,986	151,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A Common stock, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding (excluding 16,500,000 and 15,000,000 shares subject to possible redemption as of December 31, 2022 and 2021, respectively) as of December 31, 2022 and 2021	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 issued and outstanding as of December 31, 2022 and 2021	412	412
Additional paid-in capital	—	—
Accumulated Deficit	(5,247,190)	(4,300,101)
Total Stockholders’ Deficit	(5,246,778)	(4,299,689)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$169,625,495	$153,656,017

The accompanying notes are an integral part of the financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from April 5,
		2021(inception)
	Year Ended	through
	December 31, 2022	December 31, 2021
Operating Expenses
Formation and Operating Costs	$940,505	$97,407
Total Operating Expenses	940,505	97,407
Net Operating Loss	940,505	97,407
Interest income from investments held in Trust Account	2,440,752	229
Change in fair value of overallotment units	15,119	(58,062)
Fair value of forfeited overallotment option	79,071	—
Total Other Income / (Expense)	2,534,942	(57,832)
Income (loss) before provision for income tax	1,594,437	(155,240)
Provision for income taxes	456,681	—
Net income (loss)	$1,137,756	$(155,240)

Basic and diluted weighted average shares outstanding, shares of Class A common stock subject to possible redemption	16,454,795	576,923
Basic and diluted net income (loss) per share of Class A common stock subject to possible redemption	$0.06	$(0.03)
Basic and diluted weighted average shares outstanding, nonredeemable shares of Class B common stock	4,125,000	4,125,000
Basic and diluted net income (loss) per nonredeemable common share of Class B common stock	$0.06	$(0.03)

The accompanying notes are an integral part of the financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 5, 2021 (inception)	—	$—	—	$—	$—
Issuance of Class B common stock to Sponsor	4,125,000	412	24,588	—	25,000
Incentives to anchor investors	—	—	8,104,500	—	8,104,500
Proceeds allocated to Public Warrants	—	—	2,250,000	—	2,250,000
Proceeds allocated to Private Placement Warrants	—	—	5,800,000	—	5,800,000
Offering costs allocated to warrants	—	—	(856,356)	—	(856,356)
Re-measurement of redeemable shares to redemption value	—	—	(15,322,732)	(4,144,861)	(19,467,593)
Net loss	—	—	—	(155,240)	(155,240)
Balance as of December 31, 2021	4,125,000	$412	—	$(4,300,101)	$(4,299,689)
Proceeds allocated to Public Warrants	—	—	225,000	—	225,000
Proceeds allocated to Private Placement Warrants	—	—	450,000	—	450,000
Derecognition of overallotment liability- exercised portion	—	—	158,141	—	158,141
Offering costs allocated to warrants	—	—	(36,044)	—	(36,044)
Re-measurement of redeemable shares to redemption value	—	—	(797,097)	(2,084,845)	(2,881,942)
Net income	—	—	—	1,137,756	1,137,756
Balance as of December 31, 2022	4,125,000	$412	$—	$(5,247,190)	$(5,246,778)

The accompanying notes are an integral part of the financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period
	Year Ended	from April 5, 2021
	December 31,	(inception) through
	2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,137,756	$(155,240)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of overallotment units	(15,119)	58,062
Fair value of forfeited overallotment units	(79,071)	—
Interest income from investments held in Trust Account	(2,440,752)	(227)
Changes in operating assets and liabilities:
Prepaid Assets	222,005	(311,118)
Accounts Payable	(610,509)	320,443
Accrued Expenses	251,549	22,470
Franchise Tax Liability	93,980	65,282
Income Tax Payable	230,681	—
Net cash used in operating activities	(1,209,480)	(328)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	(15,150,000)	(151,500,000)
Withdrawals from Trust Account	331,204	—
Net cash used in investing activities	(14,818,796)	(151,500,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs		147,500,000
Proceeds from partial exercise of overallotment option, net of costs	14,700,000
Proceeds from private placement	450,000	5,800,000
(Payment on)/proceeds from promissory note—related party	(189,789)	45,000
Deferred offering costs paid	—	(25,000)
Proceeds from issuance of Class B common stock	—	25,000
Net cash provided by financing activities	14,960,211	153,345,000
Net Change in Cash	(1,068,065)	1,844,672
Cash–Beginning	1,844,672	—
Cash–Ending	$776,607	$1,844,672
Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for note payable – related party	—	$144,789
Deferred underwriting commissions payable	$525,000	$5,250,000
Deferred offering costs paid by Sponsor promissory note	—	$355,391
Incentives to anchor investors	—	$8,104,500
Re-measurement of carrying value of redeemable shares to redemption value	$2,881,942	$19,467,593
Exercised portion of overallotment unit liability	$158,141	$194,269

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

As of December 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on December 16, 2021 (the “Effective Date”). On December 21, 2021, the Company consummated the IPO of 15,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “IPO”), generating gross proceeds to the Company of $150,000,000. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half of one warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

Going concern, Liquidity and Capital Resources

As of December 31, 2022 the Company had approximately $776,607 in its operating bank account and working capital of approximately $136,433.

Prior to the completion of the Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $189,789 (see Note 5). The promissory note was paid in full in January 2022.

Subsequent to the consummation of the Public Offering and private placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact on the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which frequently exceeds the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss Per Share

The Company has two categories of shares, which are referred to as redeemable shares of Class A common stock and non-redeemable shares of Class B common stock. Earnings and losses are shared pro rata between the two categories of shares.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the partial exercise of the over-allotment option because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2022 and 2021.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category:

	For the year ended		For the period from April 5, 2021, (inception)
	December 31,2022		through December 31, 2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Numerator
Allocation of net income (loss)	$909,705	$228,051	$(19,048)	$(136,192)
Denominator
Weighted average shares outstanding	16,454,795	4,125,000	576,923	4,125,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.03)	$(0.03)

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

As of December 31, 2022 and 2021, the shares of Class A common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	150,000,000
Less:
Proceeds allocated to Public Warrants	(2,250,000)
Shares of Class A common stock issuance costs	(15,717,593)
Plus:
Re-measurement of carrying value to redemption value	19,467,593
Shares of Class A common stock subject to redemption as of December 31, 2021	151,500,000
Less:
Proceeds allocated to Public Warrants	(225,000)
Shares of Class A common stock issuance costs	(788,956)
Plus:
Re-measurement of carrying value to redemption value	2,881,942
Gross proceeds from partial exercise of overallotment option	15,000,000
Shares of Class A common stock subject to redemption as of December 31, 2022	$168,367,986

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

Note 5—Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor paid $25,000 to purchase 4,312,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. As of December 31, 2021, the Founder Shares include an aggregate of up 562,500 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units is not exercised in full or in part. On January 11, 2022, the underwriters partially exercised the over-allotment option, resulting in forfeiture of 187,500 shares of Class B common stock. As of December 31, 2022 and 2021 outstanding Class B common stock excludes 187,500 of shares forfeited due to partial exercise of the overallotment option on January 11, 2022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

Legal Advisory Agreement

On July 7, 2022, the Company signed an agreement with a legal advisor that will represent the Company on corporate and securities compliance matters related to its pursuit of a Business Combination. According to the terms of the agreement, the Company was obligated to pay a retainer fee of $50,000 upon the signing of this agreement, and is further obligated to pay up to an additional $200,000 when certain milestones are met prior to the closing of the Business Combination. Legal fees incurred in connection with the business combination above $250,000 will be due and payable upon completion of the Business Combination. The initial retainer fee of $50,000 was paid as of January 30, 2023. The amount of legal fees recorded as part of Company’s Accounts payable and Accrued expenses was $254,019 as of December 31, 2022.

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021 there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 180,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. There were no shares of Class A common stock issued or outstanding, excluding 16,500,000 and 15,000,000 shares of Class A common stock subject to redemption at December 31, 2022 and 2021, respectively.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. There were 4,125,000 shares of Class B common stock issued and outstanding, at December 31, 2022 and 2021. The number excludes 187,500 of Class B common stock forfeited due to partial exercise of the overallotment option on January 11, 2022.

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

Note 8—Income Taxes

The Company’s tax provision consists of the following components:

	As of December 31,
	2022	2021
Federal:
Current	$456,681	$—
Deferred	(142,225)	(18,603)
Total Federal	314,456	(18,603)
State:
Current	—	—
Deferred	2,840	(8,591)
Total State	$2,840	$(8,591)
Change in Valuation Allowance	139,385	27,194
Total Provision	$456,681	$—

The Company’s net deferred tax assets consist of the following:

	As of December 31,
	2022	2021
Deferred Tax Assets:
Non-Deductible Start-Up Costs	$162,036	$8,990
Net Operating Loss	4,543	18,204
Total Deferred Tax Assets	166,579	27,194
Valuation Allowance	(166,579)	(27,194)
Net Deferred Tax Asset	$—	$—

The Company has approximately $0 of federal and $65,000 of state Net Operating Losses (“NOLs”) that may be available to offset future taxable income, if any. The state net operating loss carryforwards if unused, will expire by 2031. Under the new Tax Cuts and Jobs Act, federal NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes.

The ability to use federal NOLs may be limited under Internal Revenue Code Section 382 and 383. State NOLs are subject to similar limitations in many cases. As a result, the stated NOLs may not have any value to the Company. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2022 and 2021. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in valuation allowance for the year ended December 31,2022 was $ 139,385.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
Non-deductible items	-1.24%	-7.85%
State and local taxes, net of federal taxes	0.00%	6.98%
State effect of perm items	0.00%	-2.61%
Deferred rate change	0.14%	0.00%
Valuation allowance	8.74%	-17.52%
Total Provision and Effective Tax Rate	28.64%	0.00%

Cash paid for income taxes during the year ended December 31, 2022 and the period from April 5, 2021 (inception) through December 31, 2021 was $226,000 and $0, respectively.

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable	Unobservable
	2022	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$168,759,775	$168,759,775	—	—
	$168,759,775	$168,759,775	—	—

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable	Unobservable
	2021	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$151,500,227	$151,500,227	—	—
	$151,500,227	$151,500,227	—	—
Liabilities:
Over-allotment option	$252,331	—	—	$252,331
	$252,331	—	—	$252,331

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and is presented within liabilities on the balance sheet as of December 31, 2021. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment units in the statements of operations.

The Company used a Black Scholes model to value the over-allotment option. The over-allotment option was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term.

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

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the period from April 5, 2021 (inception) through December 31, 2022:

Over-allotment
Liability
Fair value of over-allotment liability at April 5, 2021 (inception)	$—
Initial fair value of over-allotment liability upon issuance at IPO	194,269
Change in fair value	58,062
Fair value as of December 31, 2021	252,331
Change in fair value at January 11, 2022	(15,119)
Fair value of forfeited overallotment units at January 11, 2022	(79,071)
Elimination of overallotment liability at January 11, 2022	(158,141)
Fair value as of December 31, 2022	$—

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

10.8.1

Private Warrant Purchase Agreement, dated December 16, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5.1 filed with the Form 8-K filed by the Registrant on December 22, 2021).

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

REVELSTONE CAPITAL ACQUISITION CORP.

Dated: March 24, 2023	By:	/s/ Morgan Callagy
	Name:	Morgan Callagy
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan Callagy	Co-Chief Executive Officer	March 24, 2023
Morgan Callagy	(Principal Executive Officer)

/s/ Daniel Neukomm	Co-Chief Executive Officer	March 24, 2023
Daniel Neukomm	(Principal Executive Officer)

/s/ Margaret McDonald	Director	March 24, 2023
Margaret McDonald

/s/ Jeff Rosenthal	Director	March 24, 2023
Jeff Rosenthal

/s/ Jason White	Director	March 24, 2023
Jason White