Form 10-Q
period 2023-03-31
Revelstone Capital Acquisition Corp.
filed 2023-05-26
CIK 1874218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 24, 2023, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

REVELSTONE CAPITAL ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

REVELSTONE CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets:
Current Assets
Cash	$525,762	$776,607
Prepaid Assets	40,799	89,113
Total Current Assets	566,561	865,720
Other Assets
Investments held in Trust Account	170,330,388	168,759,775
Total Other Assets	170,330,388	168,759,775
Total Assets	$170,896,949	$169,625,495

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$278,290	$65,325
Franchise tax liability	50,000	159,262
Accrued Expenses	596,980	274,019
Income Tax Payable	583,455	230,681
Total Current Liabilities	1,508,725	729,287
Long-Term Liabilities
Deferred underwriting commission payable	5,775,000	5,775,000
Total Long-Term Liabilities	5,775,000	5,775,000
Total Liabilities	7,283,725	6,504,287
Commitments and Contingencies (Note 6)
Class A Common stock subject to possible redemption, 16,500,000 shares at redemption value of $10.28 and $10.20 as of March 31, 2023 and December 31, 2022	169,695,087	168,367,986
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A Common stock, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding (excluding 16,500,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022) as of March 31, 2023 and December 31, 2022	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 issued and outstanding as of March 31, 2023 and December 31, 2022	412	412
Additional paid-in capital	—	—
Accumulated Deficit	(6,082,275)	(5,247,190)
Total Stockholders’ Deficit	(6,081,863)	(5,246,778)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$170,896,949	$169,625,495

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating Expenses
Formation and Operating Costs	$958,271	$201,566
Total Operating Expenses	958,271	201,566
Net Operating Loss	958,271	201,566
Gain from investments held in Trust Account	1,803,061	12,677
Change in fair value of overallotment units	—	15,119
Fair value of forfeited overallotment option	—	79,071
Total Other Income	1,803,061	106,867
Income (loss) before provision for income tax	844,790	(94,699)
Provision for income taxes	352,774	—
Net income (loss)	$492,016	$(94,699)

Basic and diluted weighted average shares of Class A common stock outstanding, shares subject to possible redemption	16,500,000	16,316,667
Basic and diluted net income (loss) per share of Class A common stock subject to possible redemption	$0.02	$(0.00)
Basic and diluted weighted average shares outstanding, nonredeemable shares of Class B common stock	4,125,000	4,125,000
Basic and diluted net income (loss) per nonredeemable share of Class B common stock	$0.02	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance— January 1, 2023	4,125,000	$412	$—	$(5,247,190)	$(5,246,778)
Re-measurement of redeemable shares of Class A common stock to redemption value	—	—	—	(1,327,101)	(1,327,101)
Net Income	—	—	—	492,016	492,016
Balance—March 31, 2023	4,125,000	$412	$—	$(6,082,275)	$(6,081,863)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	4,125,000	$412	$—	$(4,300,101)	$(4,299,689)
Proceeds allocated to Public Warrants	—	—	225,000	—	225,000
Proceeds allocated to Private Placement Warrants	—	—	450,000	—	450,000
Offering costs allocated to warrants	—	—	(36,044)	—	(36,044)
Exercised portion of overallotment unit liability	—	—	158,141	—	158,141
Re-measurement of redeemable shares of Class A common stock to redemption value	—	—	(797,116)	(379,744)	(1,176,860)
Net Loss	—	—	—	(94,699)	(94,699)
Balance—March 31, 2022	4,125,000	$412	$—	$(4,774,563)	$(4,774,151)

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$492,016	$(94,699)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of overallotment units	—	(15,119)
Fair value of forfeited overallotment units	—	(79,071)
Gain from investments held in Trust Account	(1,803,061)	(12,677)
Changes in operating assets and liabilities:
Prepaid Assets	48,314	45,134
Accounts Payable	212,965	(673,404)
Accrued Expenses	322,961	28,368
Franchise Tax Liability	(109,262)	(15,282)
Change in fair value of overallotment units	—	(15,119)
Fair value of forfeited overallotment units	—	(79,071)
Income Tax Payable	352,774
Net cash used in operating activities	(483,293)	(816,750)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(15,150,000)
Withdrawals from Trust Account	232,448	—
Net cash provided by (used in) investing activities	232,448	(15,150,000)
Cash Flows from Financing Activities:
Proceeds from partial exercise of overallotment option, net of costs	—	14,700,000
Proceeds from private placement related to partial exercise of overallotment option	—	450,000
Repayment of note payable—related party	—	(189,789)
Net cash provided by financing activities	—	14,960,211
Net Change in Cash	(250,845)	(1,006,539)
Cash–Beginning	776,607	1,844,672
Cash–Ending	$525,762	$838,133
Non-Cash investing and financing activities:
Deferred underwriting commissions payable	$—	$525,000
Re-measurement of carrying value of redeemable shares of Class A common stock to redemption value	$1,327,101	$1,176,860
Exercised portion of overallotment unit liability	$—	$158,141

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2023 the Company had approximately $525,762 in its operating bank account and a working capital deficit of approximately $942,164.

Prior to the completion of the Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $189,789 (see Note 5). The promissory note was paid in full in January, 2022.

Subsequent to the consummation of the Public Offering and private placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

At this time, it has been determined that none of the IR Act excise tax provisions have an impact on the Company at March 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed in future periods.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 27, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which frequently exceeds the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of Class A common stock and non-redeemable shares of Class B common stock. Earnings and losses are shared pro rata between the two categories of shares.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the partial exercise of the over-allotment option because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Numerator
Allocation of net income (loss)	$393,613	98,403	$(75,589)	(19,110)
Denominator
Weighted average shares outstanding	16,500,000	4,125,000	16,316,667	4,125,000
Basic and diluted net income (loss) per share	$0.02	0.02	(0.00)	$(0.00)

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

Prior to the Public Offering certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) each expressed to the Company an interest in purchasing Units in the Public Offering at the offering price of $10.00 per Unit. As incentives for the Anchor Investors, upon consummation of the Public Offering, the Sponsor transferred 1,125,000 Founder Shares, with an aggregate fair value of $8,111,250, to the Anchor Investors taken together as a whole, in exchange for their original purchase price of approximately $0.006 per share. The excess of the fair value of the Founder Shares transferred over the original issuance price, or $8,104,500, was accounted for as offering costs with an offset to additional paid-in capital. The Company utilized Level 3 inputs to determine the fair value of shares of Class B common stock.

As of March 31, 2023, the shares of Class A common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$150,000,000
Less:
Proceeds allocated to Public Warrants	(2,475,000)
Shares of Class A common stock issuance costs	(16,506,549)
Plus:
Re-measurement of carrying value to redemption value	22,349,535
Gross proceeds from partial exercise of overallotment option	15,000,000
Shares of Class A common stock subject to redemption as of December 31, 2022	$168,367,986
Plus:
Re-measurement of carrying value to redemption value	1,327,101
Shares of Class A common stock subject to redemption as of March 31, 2023	$169,695,087

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

Note 5—Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor paid $25,000 to purchase 4,312,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. As of December 31, 2022, the Founder Shares include an aggregate of up 562,500 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units is not exercised in full or in part. On January 11, 2022, the underwriters partially exercised the over-allotment option, resulting in forfeiture of 187,500 shares of Class B common stock. As of March 31, 2023 and December 31, 2022 outstanding Class B common stock excludes 187,500 of shares forfeited due to partial exercise of the overallotment option on January 11, 2022.

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

Related Party Loans

On May 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing and payable, according to contractual terms, on the earlier of December 31, 2022 or the completion of the Public Offering. As of December 31, 2021, the Company had borrowed $189,789 under the Promissory Note. The Company settled the liability on January 11, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Legal Advisory Agreement

On July 7, 2022, the Company signed an agreement with a legal advisor that will represent the Company on corporate and securities compliance matters related to its pursuit of a Business Combination. According to the terms of the agreement, the Company was obligated to pay a retainer fee of $50,000 upon the signing of this agreement, and is further obligated to pay up to an additional $200,000 when certain milestones are met prior to the closing of the Business Combination. Legal fees incurred in connection with the business combination above $250,000 will be due and payable upon completion of the Business Combination. The initial retainer fee of $50,000 was paid as of January 30, 2023. The amount of legal fees recorded as part of the Company’s accrued expenses was $594,080 as of March 31, 2023.

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Shares of Class A Common Stock—The Company is authorized to issue 180,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. There were no shares of Class A common stock issued or outstanding, excluding 16,500,000 and 15,000,000 shares of Class A common stock subject to redemption at March 31, 2023 and December 31, 2022, respectively.

Shares of Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. There were 4,125,000 shares of Class B common stock issued and outstanding, at March 31, 2023 and December 31, 2022. The number excludes 187,500 of Class B common stock forfeited due to partial exercise of the overallotment option on January 11, 2022.

Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

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

Note 8— Income Taxes

The Company’s effective tax rate was 41.76% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% due to changes in the valuation allowance on the deferred tax assets for the three months ended March 31, 2023 and the exercise of the overallotment option and changes in the valuation allowance on the deferred tax assets for the three months ended March 31, 2022.

Note 9—Fair Value Measurements

Investments held in Trust Account

The following table presents information about the Company’s assets and liabilities that are measured at fair value on March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
	March 31,	Active Markets	Observable	Unobservable
	2023	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$170,330,388	170,330,388	—	—
	$170,330,388	170,330,388	—	—

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable	Unobservable
	2022	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$168,759,775	168,759,775	—	—
	$168,759,775	168,759,775	—	—

Underwriters’ over-allotment option

The Company accounted for the over-allotment option as a liability in accordance with ASC 815-40 and presented it within liabilities on the balance sheet before the option was partially settled on January 11, 2022. The over-allotment liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment units in the statement of operations.

The Company used a Black Scholes model to value the over-allotment option. The over-allotment option was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its shares of Class A common stock based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term.

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

The following table sets forth a summary of the changes in the fair value of the Level 3 over-allotment liability for the year ended December 31, 2022:

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

Overview

We are a blank check company incorporated in Delaware on April 5, 2021. We were formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we intend to focus our search for target businesses in the consumer, media and/or technology sectors. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

As of March 31, 2023, we have neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through March 31, 2023 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended March 31, 2023, we had net income of $492,016, which resulted from gain from investments held in the trust account of $1,803,061 offset by formation and operating costs of $958,271 and income tax provision of $352,774.

For the three months ended March 31, 2022, we had net loss of $94,699, which resulted from formation and operating costs of $201,566 offset by gain from investments held in the trust account of $12,677, change in fair value of overallotment units of $15,119 and fair value of forfeited overallotment option of $79,071.

Liquidity and Capital Resources

As of March 31, 2023, we had $525,762 in cash and a working capital deficit of $942,164.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of March 31, 2023, there were no amounts outstanding under any working capital loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations

On July 7, 2022 the Company signed an agreement with a legal advisor that will represent the Company on corporate and securities compliance matters related to its pursuit of a Business Combination. According to the terms of the agreement, the Company was obligated to pay a retainer fee of $50,000 upon the signing of this agreement, and is further obligated to pay up to an additional $200,000 when certain milestones are met prior to the closing of the Business Combination. Legal fees incurred in connection with the business combination above $250,000 will be due and payable upon completion of the Business Combination. The initial retainer fee of $50,000 was paid as of January 30, 2023. The amount of legal fees recorded as part of the Company’s accrued expenses was $594,080 as of March 31, 2023.

As of March 31, 2023 the Company has a long-term liability represented by deferred underwriting commission of $5,775,000.

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

Net Income/(Loss) Per Share of Class A Common Stock

We have two categories of shares, which are referred to as redeemable shares of Class A common stock and non-redeemable shares of Class B common stock. Earnings and losses are shared pro rata between the two categories of shares of common stock.

Shares of Class A Common Stock Subject to Possible Redemption

All of the 16,500,000 shares of Class A common stock sold as part of the units contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require shares of Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all 16,500,000 shares of Class A common stock were classified outside of permanent equity as of March 31, 2023.

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

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness in our internal control over financial reporting related to timely recognition of accounts payable, accrued liabilities as well as related expenses.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the changes noted above to address the aforementioned material weakness.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Revelstone Capital Acquisition Corp.

Date: May 25, 2023	By:	/s/ Daniel Neukomm
Daniel Neukomm
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2023	By:	/s/ Morgan Callagy
Morgan Callagy
Co-Chief Executive Officer and Secretary
(Principal Financial and Accounting Officer)