Form 10-Q
period 2023-06-30
Revelstone Capital Acquisition Corp.
filed 2023-08-15
CIK 1874218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 7,644,814 shares of Class A common stock, par value $0.0001 per share, and five shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

REVELSTONE CAPITAL ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

REVELSTONE CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets:
Current Assets
Cash	$460,508	$776,607
Prepaid Assets	—	89,113
Income Tax Receivable	11,310	—
Total Current Assets	471,818	865,720
Other Assets
Investments held in Trust Account	36,801,181	168,759,775
Total Other Assets	36,801,181	168,759,775
Total Assets	$37,272,999	$169,625,495

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$305,683	$65,325
Franchise tax liability	17,978	159,262
Accrued Expenses	1,102,129	274,019
Income Tax Payable	—	230,681
Excise tax payable	1,342,951	—
Total Current Liabilities	2,768,741	729,287
Long-Term Liabilities
Deferred underwriting commission payable	1,732,500	5,775,000
Total Long-Term Liabilities	1,732,500	5,775,000
Total Liabilities	4,501,241	6,504,287
Commitments and Contingencies (Note 6)
Class A Common stock subject to possible redemption, 3,519,819 and 16,500,000 shares at redemption value of $10.49 and $10.20 as of June 30, 2023 and December 31, 2022, respectively	36,916,399	168,367,986
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A Common stock, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding, excluding 3,519,819 and 16,500,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 issued and outstanding as of June 30, 2023 and December 31, 2022	412	412
Additional paid-in capital	—	—
Accumulated Deficit	(4,145,053)	(5,247,190)
Total Stockholders’ Deficit	(4,144,641)	(5,246,778)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,272,999	$169,625,495

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating Expenses
Formation and Operating Costs	$722,326	$142,732	$1,680,597	$344,298
Total Operating Expenses	722,326	142,732	1,680,597	344,298
Net Operating Loss	722,326	142,732	1,680,597	344,298
Gain from investments held in Trust Account	1,855,638	232,604	3,658,699	245,281
Change in fair value of overallotment units	-	-	-	15,119
Fair value of forfeited overallotment option	-	-	-	79,071
Total Other Income	1,855,638	232,604	3,658,699	339,471
Income (loss) before provision for income tax	1,133,312	89,872	1,978,102	(4,827)
Provision for income taxes- loss	379,235	22,163	732,009	22,163
Net income (loss)	$754,077	$67,709	$1,246,093	$(26,990)

Basic and diluted weighted average shares of Class A common stock outstanding, shares subject to possible redemption	15,358,885	16,500,000	15,926,290	16,408,840
Basic and diluted net income (loss) per share of Class A common stock subject to possible redemption	$0.04	$0.00	$0.06	$(0.00)
Basic and diluted weighted average shares outstanding, nonredeemable shares of Class B common stock	4,125,000	4,125,000	4,125,000	4,125,000
Basic and diluted net income (loss) per nonredeemable share of Class B common stock	$0.04	$0.00	$0.06	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance— January 1, 2023	4,125,000	$412	$—	$(5,247,190)	$(5,246,778)
Re-measurement of redeemable shares of Class A common stock to redemption value	—	—	—	(1,327,101)	(1,327,101)
Net Income	—	—	—	492,016	492,016
Balance—March 31, 2023	4,125,000	$412	$—	$(6,082,275)	$(6,081,863)
Re-measurement of redeemable shares of Class A common stock to redemption value				(1,516,404)	(1,516,404)
Re-measurement of redeemable shares to redemption value– waiver of deferred underwriting commission				4,042,500	4,042,500
Recognition of excise tax liability on trust redemptions				(1,342,951)	(1,342,951)
Net Income				754,077	754,077
Balance – June 30, 2023	4,125,000	$412	$—	$(4,145,053)	$(4,144,641)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance— January 1, 2022	4,125,000	$412	—	$(4,300,101)	$(4,299,689)
Proceeds allocated to Public Warrants	—	—	225,000	—	225,000
Proceeds allocated to Private Placement Warrants	—	—	450,000	—	450,000
Offering costs allocated to warrants	—	—	(36,044)	—	(36,044)
Derecognition of overallotment unit liability	—	—	158,141	—	158,141
Re-measurement of redeemable shares to redemption value	—	—	(797,097)	(379,763)	(1,176,860)
Net Loss	—	—	—	(94,699)	(94,699)
Balance— March 31, 2022	4,125,000	$412	—	$(4,774,563)	$(4,774,151)
Re-measurement of redeemable shares to redemption value	—	—	—	(44,130)	(44,130)
Net Income	—	—	—	67,709	67,709
Balance— June 30, 2022	4,125,000	$412	—	$(4,750,984)	$(4,750,572)

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,246,093	$(26,990)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of overallotment units	—	(15,119)
Fair value of forfeited overallotment units	—	(79,071)
Gain from investments held in Trust Account	(3,658,699)	(245,281)
Changes in operating assets and liabilities:
Prepaid Assets	89,113	110,491
Accounts Payable	240,358	(671,304)
Accrued Expenses	738,110	26,888
Franchise Tax Liability	(141,284)	34,718
Income tax receivable/payable	(241,991)	22,163
Net cash used in operating activities	(1,728,300)	(843,505)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(15,150,000)
Cash withdrawn from Trust Account in connection with redemption	134,295,092	—
Payment of extension fee into Trust Account	(90,000)	—
Withdrawals from Trust Account for income and franchise taxes	1,412,201	—
Net cash provided by (used in) investing activities	135,617,293	(15,150,000)
Cash Flows from Financing Activities:
Redemption of common stock	(134,295,092)
Proceeds from partial exercise of overallotment option, net of costs	—	14,700,000
Proceeds from private placement related to partial exercise of overallotment option	—	450,000
Note payable—related party	90,000	(189,789)
Net cash provided by financing activities	(134,205,092)	14,960,211
Net Change in Cash	(316,099)	(1,033,294)
Cash–Beginning	776,607	1,844,672
Cash–Ending	$460,508	$811,378
Non-Cash investing and financing activities:
Waiver of deferred underwriting commissions payable	$4,042,500	$525,000
Re-measurement of carrying value of redeemable shares of Class A common stock to redemption value	$2,843,505	$1,220,990
Exercised portion of overallotment unit liability	$—	$158,141
Excise tax related to stock redemptions	$1,342,951	$—

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

As of June 30, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

If the Company seeks stockholder approval to a proceed with a Business Combination, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2023 the Company had approximately $460,508 in its operating bank account and negative working capital of approximately $2,296,923.

Prior to the completion of the Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $189,789 (see Note 5). The promissory note was paid in full in January, 2022.

Subsequent to the consummation of the Public Offering and private placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company held a meeting on June 14, 2023 to vote on the proposal to amend its charter and the investment management trust agreement dated as of December 16, 2021 with Continental Stock Transfer & Trust Company. Pursuant to the charter amendment and the trust amendment, the Company has the right to extend the time to complete a business combination from June 21, 2023 until December 21, 2023, on a month-to-month basis by depositing into the Company’s trust account $90,000 fee for each one month of extension. As approved by its stockholders at the meeting held on June 14, 2023, the Company filed an amendment to its second amended and restated certificate of incorporation with the Delaware Secretary of State on June 15, 2023, (a) giving the Company the right to extend the date by which it has to complete a business combination to December 21, 2023, and (b) to remove the net tangible asset requirement so that the Company need not have net tangible assets of at least $5,000,001 to consummate a business combination.

In connection with the stockholders’ vote at the special meeting of stockholders held by the Company on June 14, 2023, 12,980,181 shares of the Company’s common stock were redeemed with a total redemption payment of $134,295,092.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has, according to the amended charter and the investment management trust agreement, until December 21, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty for the next twelve months form the issuance of these financial statements.

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

On June 23, 2023, 12,980,181 shares of the Company’s common stock were redeemed with a total redemption payment of $134,295,092. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of June 30, 2023, the Company recorded a charge to stockholders’ deficit of $1,342,951 of excise tax liability calculated as 1% of the value of the shares redeemed.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 27, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which frequently exceeds the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Common Stock Subject to Possible Redemption

All of the 3,519,819 shares of Class A common stock issued as part of the Units in the Public Offering and outstanding at June 30, 2023 contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

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

In June 2023, deferred underwriting fee payable was reduced by $4,042,500 to $1,732,500. The reduction was due to BofA Securities, Inc., one of the underwriters, waiving their portion the deferred underwriting fee.

Net Loss Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of Class A common stock and non-redeemable shares of Class B common stock. Earnings and losses are shared pro rata between the two categories of shares.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the partial exercise of the over-allotment option because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023		June 30, 2022		June 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Numerator
Allocation of net income (loss)	$594,429	$159,648	$989,744	$256,349	$54,167	$13,542	$(21,568)	$(5,422)
Denominator
Weighted average shares outstanding	15,358,885	4,125,000	15,926,290	4,125,000	16,500,000	4,125,000	16,408,840	4,125,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$0.06	$0.06	$0.00	$0.00	$(0.00)	$(0.00)

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

As of June 30, 2023, the value of the shares of Class A common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$150,000,000
Less:
Proceeds allocated to Public Warrants	(2,475,000)
Class A common stock issuance costs	(16,506,549)
Plus:
Re-measurement of carrying value to redemption value	22,349,535
Gross proceeds from partial exercise of overallotment option	15,000,000
Class A common stock subject to redemption as of December 31, 2022	$168,367,986
Plus:
Re-measurement of carrying value to redemption value	1,327,101
Class A common stock subject to redemption as of March 31, 2023	$169,695,087
Plus:
Re-measurement of carrying value to redemption value	1,516,404
Less:
Partial redemptions	(134,295,092)
Class A common stock subject to redemption as of June 30, 2023	$36,916,399

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

Note 5—Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor paid $25,000 to purchase 4,312,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. As of December 31, 2022, the Founder Shares include an aggregate of up 562,500 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units is not exercised in full or in part. On January 11, 2022, the underwriters partially exercised the over-allotment option, resulting in forfeiture of 187,500 shares of Class B common stock. As of June 30, 2023 and December 31, 2022 outstanding Class B common stock excludes 187,500 of shares forfeited due to partial exercise of the overallotment option on January 11, 2022.

On November 18, 2021, the Sponsor transferred 25,000 Founder Shares to each of Jeff Rosenthal, Margaret McDonald and Jason White, the Company’s independent director nominees and 15,000 Founder Shares to each of Assia Grazioli-Venier, Jonathan Goodwin and Nate Bosshard, the Company’s outside advisors. The Company determined the estimated fair value of the transferred shares to be immaterial and did not recognize the impact of the transfer in these financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

On June 22, 2023, the Sponsor and Set Jet, Inc., a Nevada corporation each contributed $45,000 to the Trust Account. The Company will reimburse the Sponsor and Set Jet, Inc. for the contribution in the event that the Company completes a Business Combination. The Company recorded the contribution as part of Accounts payable at June 30, 2023.

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

The underwriters were entitled to deferred underwriting commissions of $0.35 per Unit, or $5,775,000 in the aggregate. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In June 2023 BofA Securities, Inc., one of the underwriters, waived their portion of the deferred underwriting fee which is reflected in the condensed balance sheet and the condensed statements of changes in stockholders’ deficit. Therefore, the deferred underwriting fee was reduced by $4,042,500. As a result of the reductions, the outstanding deferred underwriting fee payable was reduced to $1,732,500.

Legal Advisory Agreement

On July 7, 2022, the Company signed an agreement with a legal advisor that will represent the Company on corporate and securities compliance matters related to its pursuit of a Business Combination. According to the terms of the agreement, the Company was obligated to pay a retainer fee of $50,000 upon the signing of this agreement, and is further obligated to pay up to an additional $200,000 when certain milestones are met prior to the closing of the Business Combination. Legal fees incurred in connection with the business combination above $250,000 will be due and payable upon completion of the Business Combination. The initial retainer fee of $50,000 was paid as of January 30, 2023. The amount of legal fees recorded as part of the Company’s accrued expenses was $1,102,129 as of June 30, 2023.

M&A Advisory Agreement

On October 13, 2022, the Company signed an agreement with an advisor to assist the Company on merger and acquisition matters as they relate to a Business Combination. According to the terms of the agreement, as amended on July 7, 2023, the Company is obligated to pay the advisor a fee determined as a percentage of the enterprise value of a target. The percentage ranges from 0.5%, which would apply to an enterprise value of $600,000,000 or more, and 1.5%, which would apply to an enterprise value of $200,000,000 or less. The advisory fee is payable by the Company to the advisor in shares of the Company’s Class A common stock at $10.00 per share. The Company has not recorded any advisory fees through June 30, 2023 as stock compensation recognition criteria per ASC 718-10-25 have not been met.

Private Placement Agreements

On October 13, 2022, the Company signed a private placement agreement with an agent to assist the Company with the private placement of the Company’s stock or other securities. According to the terms of the agreement, as amended on July 7, 2023, the Company is obligated to pay the agent, concurrently with the consummation of the placement, a fee determined as 2% of gross receipts from the placement. The advisory fee is payable in shares of the Company’s Class A common stock at $10.00 per share. No fee has been recorded by the Company through June 30, 2023 as this private placement has not yet taken place.

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Shares of Class A Common Stock—The Company is authorized to issue 180,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. There were no shares of Class A common stock issued or outstanding, excluding 3,519,819 and 16,500,000 shares of Class A common stock subject to redemption at June 30, 2023 and December 31, 2022, respectively.

Shares of Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. There were 4,125,000 shares of Class B common stock issued and outstanding at June 30, 2023 and December 31, 2022. The number excludes 187,500 of Class B common stock forfeited due to partial exercise of the overallotment option on January 11, 2022.

Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination or at any time at the option of the holder on a one-for-one basis, subject to increase in respect of the issuance of certain securities, as provided herein.

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

On June 23, 2023, 12,980,181 shares of the Company’s common stock were redeemed. At June 30, 2023, the amount of issued and outstanding Public Warrants and Private Placement warrants did not change.

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

Note 8—Income Taxes

Our effective tax rate was 33.46% and 24.66% for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 37.01% and (459.15)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% mainly due to changes in the valuation allowance on the deferred tax assets. Cash paid for income taxes during the six months ended June 30, 2023 and 2022 was $974,000 and $0, respectively.

Note 9—Fair Value Measurements

Investments held in Trust Account

The following table presents information about the Company’s assets and liabilities that are measured at fair value on June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other Observable	Significant Other Unobservable
	June 30,	Active Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$36,801,181	$36,801,181	—	—
	$36,801,181	$36,801,181	—	—

		Quoted Prices In	Significant Other Observable	Significant Other Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$168,759,775	$168,759,775	—	—
	$168,759,775	$168,759,775	—	—

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

The key inputs into the Black Scholes model for the over-allotment liability were as follows at January 11, 2022, the date of the partial exercise of the overallotment option:

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

Note 10—Subsequent Events

The Company has evaluated subsequent events that occurred after the balance sheet date up to the date the financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as indicated below.

On July 17, 2023, the Company entered into a merger agreement, by and among the Company, Revelstone Capital Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Set Jet, Inc., a Nevada corporation “Set Jet” and Thomas P. Smith.

The merger agreement provides that, among other things, at the closing of the transactions, Merger Sub will merge with and into Set Jet, with Set Jet surviving as a wholly-owned subsidiary of the Company. In connection with the merger, the Company will change its name to Set Jet, Inc.

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum net tangible assets condition, the receipt of certain governmental approvals and the required approval by the stockholders of the Company and Set Jet. There is no assurance that the Business Combination will be completed.

The total consideration to be received by the Set Jet stockholders from the Company at closing and via earnout is up to $145 million subject to adjustment. Consideration paid at closing is in an amount equal to $80 million, subject to adjustment, based on the Company’s debt net of the Company’s cash and cash equivalents at closing, as defined in the merger agreement. Merger consideration at closing is paid in shares of Class A common stock of the Company. Earnout consideration of up to $65 million consists of (i) up to $45 million to shareholders of Set Jet pursuant to the earnout escrow agreement and (ii) up to $20 million to certain executive officers and directors of the combined company under the retention bonus agreement.

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

Results of Operations

As of June 30, 2023, we have neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through June 30, 2023 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended June 30, 2023, we had net income of $754,077, which resulted from gain from investments held in the trust account of $1,855,638, income tax expense of $379,235 offset by formation and operating costs of $722,326.

For the six months ended June 30, 2023, we had net income of $1,246,093, which resulted from gain from investments held in the trust account of $3,658,699 offset by formation and operating costs of $1,680,597 and income tax expense of $732,009.

For the three months ended June 30, 2022, we had a net income of $67,709, which resulted from interest income from investments held in the trust account of $232,604 offset by formation and operating costs of $142,732 and income tax expense of $22,163.

For the six months ended June 30, 2022, we had a net loss of $26,990, which resulted from formation and operating costs of $344,298, income tax expense of $22,163, offset by the fair value of forfeited overallotment option of $79,071, the change in fair market value of the over-allotment option of $15,119 and interest income from investments held in the trust account of $245,281.

Liquidity and Capital Resources

As of June 30, 2023, we had $460,508 in cash and a working capital deficit of $2,296,923.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of June 30, 2023, there were no amounts outstanding under any working capital loans.

The Company held a meeting on June 14, 2023 to vote on the proposal to amend its charter and the investment management trust agreement dated as of December 16, 2021 with Continental Stock Transfer & Trust Company. Pursuant to the charter amendment and the trust amendment, the Company has the right to extend the time to complete a business combination from June 21, 2023 until December 21, 2023, on a month-to-month basis by depositing into the Company’s trust account $90,000 fee for each one month of extension.

In connection with the stockholders’ vote at the special meeting of stockholders held by the Company on June 14, 2023, 12,980,181 shares of the Company’s common stock were redeemed with a total redemption payment of $134,295,092.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has, according to the amended charter and the investment management trust agreement, until December 21, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty for the next twelve months form the issuance of these financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Contractual Obligations

Legal Advisory Agreement

On July 7, 2022 the Company signed an agreement with a legal advisor that will represent the Company on corporate and securities compliance matters related to its pursuit of a Business Combination. According to the terms of the agreement, the Company was obligated to pay a retainer fee of $50,000 upon the signing of this agreement, and is further obligated to pay up to an additional $200,000 when certain milestones are met prior to the closing of the Business Combination. Legal fees incurred in connection with the business combination above $250,000 will be due and payable upon completion of the Business Combination. The initial retainer fee of $50,000 was paid as of January 30, 2023. The amount of legal fees recorded as part of the Company’s accrued expenses was $1,102,129 as of June 30, 2023.

Deferred Underwriting Commission

As of June 30, 2023 the Company has a long-term liability represented by deferred underwriting commissions of $1,732,500.

M&A Advisory Agreement

On October 13, 2022, the Company signed an agreement with an advisor to assist the Company on merger and acquisition matters as they relate to a Business Combination. According to the terms of the agreement, as amended on July 7, 2023, the Company is obligated to pay the advisor a fee determined as a percentage of the enterprise value of a target. The percentage ranges from 0.5%, which would apply to an enterprise value of $600,000,000 or more, and 1.5%, which would apply to an enterprise value of $200,000,000 or less. The advisory fee is payable by the Company to the advisor in shares of the Company’s Class A common stock at $10.00 per share. The Company has not recorded any advisory fees through June 30, 2023 as stock compensation recognition criteria per ASC 718-10-25 have not been met.

Private Placement Agreements

On October 13, 2022, the Company signed a private placement agreement with an agent to assist the Company with the private placement of the Company’s stock or other securities. According to the terms of the agreement, as amended on July 7, 2023, the Company is obligated to pay the agent, concurrently with the consummation of the placement, a fee determined as 2% of gross receipts from the placement. The advisory fee is payable in shares of the Company’s Class A common stock at $10.00 per share. No fee has been recorded by the Company through June 30, 2023 as this private placement has not yet taken place

Critical Accounting Policies

Public and Private Warrants

The Company accounted for the 14,500,000 warrants issued and outstanding at June 30, 2023, including 8,250,000 Public Warrants and 6,250,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

Net Income/(Loss) Per Share of Class A Common Stock

We have two categories of shares, which are referred to as redeemable shares of Class A common stock and non-redeemable shares of Class B common stock. Earnings and losses are shared pro rata between the two categories of shares of common stock.

Shares of Class A Common Stock Subject to Possible Redemption

All of the 3,519,819 shares of Class A common stock issued as part of the Units in the Public Offering and outstanding at June 30, 2023 contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require shares of Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock were classified outside of permanent equity as of June 30, 2023.

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

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in our internal control over financial reporting related to a) timely recognition of accounts payable, accrued liabilities as well as related expenses and b) calculation of the provision for income taxes.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2023.

Management has implemented steps to improve our internal control over financial reporting. To respond to the material weakness related to timely recognition of accounts payable, accrued liabilities as well as related expenses, we have devoted, and plan to continue to devote, additional effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans at this time include performing, as part of financial close, additional analysis and procedures, as deemed necessary to ensure complete recognition of all vendor invoices and expenses incurred but not yet invoiced in addition to proper review controls over the provision for income taxes. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as disclosed herein, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Revelstone is currently not in compliance with the Nasdaq continued listing requirements. If Revelstone is unable to regain compliance with Nasdaq’s listing requirements, its warrants could be delisted, which could affect its securities’ market price and liquidity.

On June 14, 2023, the Company received a notification letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that that it was not in compliance with Nasdaq Listing Rule 5452(b)(C) with respect to its warrants for failing to maintain a minimum of $1,000,000 in aggregate market value of its outstanding warrants which is required by the Nasdaq Global Market.

On July 31, 2023, the Company submitted a plan to regain compliance and if the plan is accepted, Nasdaq may grant an exception of up to 180 calendar days from the date of the letter, or until December 11, 2023, to regain compliance. The Company cannot assure you that it will be able to regain compliance. The Company’s failure to meet this, or any other requirement would result in its warrants being delisted from Nasdaq. The Company and holders of its securities could be materially adversely impacted if its securities are delisted from Nasdaq. In particular:

●	the price of the Company’s securities will likely decrease as a result of the loss of market efficiencies associated with Nasdaq;

●	holders may be unable to sell or purchase the Company’s securities when they wish to do so;

●	The Company may become subject to stockholder litigation;

●	The Company may lose the interest of institutional investors in its securities;

●	The Company may lose media and analyst coverage; and

●	The Company would likely lose any active trading market for its securities, as it may only be traded on one of the over-the-counter markets, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revelstone Capital Acquisition Corp.

Date: August 14, 2023	By:	/s/ Daniel Neukomm
Daniel Neukomm
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Morgan Callagy
Morgan Callagy
Co-Chief Executive Officer and Secretary
(Principal Financial and Accounting Officer)