Form 10-Q
period 2023-09-30
Revelstone Capital Acquisition Corp.
filed 2023-11-17
CIK 1874218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, there were 7,644,814 shares of Class A common stock, par value $0.0001 per share, and five shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

REVELSTONE CAPITAL ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

REVELSTONE CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets:
Current Assets
Cash	$152,956	$776,607
Prepaid Assets	—	89,113
Total Current Assets	152,956	865,720
Other Assets
Investments held in Trust Account	37,549,655	168,759,775
Total Other Assets	37,549,655	168,759,775
Total Assets	$37,702,611	$169,625,495

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$210,399	$65,325
Franchise tax liability	27,378	159,262
Accrued Expenses	1,469,530	274,019
Income Tax Payable	78,501	230,681
Note and Other Payable – Related Party	485,014	—
Excise tax payable	1,342,951	—
Total Current Liabilities	3,613,773	729,287
Long-Term Liabilities
Deferred underwriting commission payable	1,732,500	5,775,000
Total Long-Term Liabilities	1,732,500	5,775,000
Total Liabilities	5,346,273	6,504,287
Commitments and Contingencies (Note 6)
Class A Common stock subject to possible redemption, 3,519,819 and 16,500,000 shares at redemption value of $10.66 and $10.20 as of September 30, 2023 and December 31, 2022, respectively	37,525,062	168,367,986
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A Common stock, $0.0001 par value; 180,000,000 shares authorized; 4,124,995 and 0 issued and outstanding (excluding 3,519,819 and 16,500,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	412	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 5 and 4,125,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	412
Additional paid-in capital	—	—
Accumulated Deficit	(5,169,136)	(5,247,190)
Total Stockholders’ Deficit	(5,168,724)	(5,246,778)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,702,611	$169,625,495

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating Expenses
Formation and Operating Costs	$804,083	$201,493	$2,484,680	$545,791
Total Operating Expenses	804,083	201,493	2,484,680	545,791
Net Operating Loss	804,083	201,493	2,484,680	545,791
Gain from investments held in Trust Account	478,474	758,134	4,137,173	1,003,415
Change in fair value of overallotment units	-	-	-	15,119
Fair value of forfeited overallotment option	-	-	-	79,071
Total Other Income	478,474	758,134	4,137,173	1,097,605
Income (loss) before provision for income tax	$(325,609)	$556,641	$1,652,493	$551,814
Provision for income taxes- loss	89,811	143,177	821,820	165,340
Net income (loss)	$(415,420)	$413,464	$830,673	$386,474

Basic and diluted weighted average shares subject to possible redemption	3,519,819	16,500,000	11,745,355	16,439,560
Basic and diluted net income (loss) per share subject to possible redemption	$(0.05)	$0.02	$0.05	$0.02
Basic and diluted weighted average nonredeemable shares of common stock	4,125,000	4,125,000	4,125,000	4,125,000
Basic and diluted net income (loss) per nonredeemable share of common stock	$(0.05)	$0.02	$0.05	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance— January 1, 2023	—	$—	4,125,000	$412	$—	$(5,247,190)	$(5,246,778)
Re-measurement of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(1,327,101)	(1,327,101)
Net Income	—	—	—	—	—	492,016	492,016
Balance—March 31, 2023	—	$—	4,125,000	$412	$—	$(6,082,275)	$(6,081,863)
Re-measurement of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(1,516,404)	(1,516,404)
Re-measurement of redeemable shares to redemption value– waiver of deferred underwriting commission	—	—	—	—	—	4,042,500	4,042,500
Recognition of excise tax liability on trust redemptions	—	—	—	—	—	(1,342,951)	(1,342,951)
Net Income						754,077	754,077
Balance – June 30, 2023	—	$—	4,125,000	$412	$—	$(4,145,053)	$(4,144,641)
Re-measurement of redeemable shares to redemption value	—	—	—	—	—	(608,663)	(608,663)
Net Income	—	—				(415,420)	(415,420)
Conversion of Class B shares to Class A	4,124,995	412	(4,124,995)	(412)	—	—	—
Balance—September 30, 2023	4,124,995	$412	5	$—	$—	$(5,169,136)	$(5,168,724)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock Class A			Common Stock Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance— January 1, 2022		$		4,125,000	$412	—	$(4,300,101)	$(4,299,689)
Proceeds allocated to Public Warrants	—		—	—	—	225,000	—	225,000
Proceeds allocated to Private Placement Warrants	—		—	—	—	450,000	—	450,000
Offering costs allocated to warrants	—		—	—	—	(36,044)	—	(36,044)
Derecognition of overallotment unit liability	—		—	—	—	158,141	—	158,141
Re-measurement of redeemable shares to redemption value	—		—	—	—	(797,097)	(379,763)	(1,176,860)
Net Loss	—		—	—	—	—	(94,699)	(94,699)
Balance— March 31, 2022	—		—	4,125,000	$412	—	$(4,774,563)	$(4,774,151)
Re-measurement of redeemable shares to redemption value	—		—	—	—	—	(44,130)	(44,130)
Net Income	—		—	—	—	—	67,709	67,709
Balance— June 30, 2022	—		—	4,125,000	$412	—	$(4,750,984)	$(4,750,572)
Re-measurement of redeemable shares to redemption value	—		—	—	—	—	(564,957)	(564,957)
Net Income	—		—	—	—	—	413,464	413,464
Balance—September 30, 2022	—		—	4,125,000	$412	—	(4,902,477)	(4,902,065)

The accompanying notes are an integral part of the unaudited condensed financial statements.

REVELSTONE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$830,673	$386,474
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of overallotment units	—	(15,119)
Fair value of forfeited overallotment units	—	(79,071)
Gain from investments held in Trust Account	(4,137,173)	(1,003,415)
Changes in operating assets and liabilities:
Prepaid Assets	89,113	166,653
Accounts Payable	145,074	(671,220)
Accrued Expenses	1,195,511	71,888
Franchise Tax Liability	(131,884)	43,980
Income tax receivable/payable	(152,180)	133,340
Net cash used in operating activities	(2,160,866)	(966,490)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(15,150,000)
Cash withdrawn from Trust Account in connection with redemption	134,295,092	—
Payment of extension fee into Trust Account	(360,000)	—
Withdrawals from Trust Account for income and franchise taxes	1,412,201	137,204
Net cash provided by (used in) investing activities	135,347,293	(15,012,796)
Cash Flows from Financing Activities:
Redemption of common stock	(134,295,092)	—
Proceeds from partial exercise of overallotment option, net of costs	—	14,700,000
Proceeds from private placement related to partial exercise of overallotment option	—	450,000
Proceeds from note and other payable—related party	485,014	(189,789)
Net cash provided by/(used in) financing activities	(133,810,078)	14,960,211
Net Change in Cash	(623,651)	(1,019,075)
Cash–Beginning	776,607	1,844,672
Cash–Ending	$152,956	$825,597
Non-Cash investing and financing activities:
Waiver of deferred underwriting commissions payable	$4,042,500	$525,000
Re-measurement of carrying value of redeemable shares of Class A common stock to redemption value	$3,452,168	$1,785,947
Exercised portion of overallotment unit liability	$—	$158,141
Excise tax related to stock redemptions	$1,342,951	$—
Conversion of Class B shares to Class A shares	$412	$—

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

As of September 30, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company has until December 21, 2023 to complete a Business Combination (the “Combination Period”), or during any extended time that the Company has to consummate a business combination beyond such date as a result of a stockholder vote to amend the Amended and Restated Certificate of Incorporation (an “Extension Period”). If the Company is unable to complete a Business Combination within the Combination Period or during any Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2023 the Company had approximately $152,956 in its operating bank account and negative working capital of approximately $3,460,817.

Prior to the completion of the Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $189,789. The promissory note was paid in full in January 2022.

Subsequent to the consummation of the Public Offering and private placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

On August 24, 2023, a company affiliated with the Sponsor agreed to loan the Company an aggregate of up to $100,000 under a promissory note. The promissory note is non-interest bearing and payable, according to contractual terms, on the earlier of December 21, 2023 or the completion of the Business Combination. As of September 30, 2023, the Company had borrowed $100,000 under the promissory note. At September 30, 2023, the Company owed to related parties an overall amount of $485,014 (see Note 5).

The Company held a meeting on June 14, 2023 to vote on the proposal to amend its charter and the investment management trust agreement dated as of December 16, 2021 with Continental Stock Transfer & Trust Company. Pursuant to the charter amendment and the trust amendment, the Company has the right to extend the time to complete a business combination from June 21, 2023 until December 21, 2023, on a month-to-month basis by depositing into the Company’s trust account a $90,000 fee for each one month of extension. As approved by its stockholders at the meeting held on June 14, 2023, the Company filed an amendment to its second amended and restated certificate of incorporation with the Delaware Secretary of State on June 15, 2023, (a) giving the Company the right to extend the date by which it has to complete a business combination to December 21, 2023, and (b) to remove the net tangible asset requirement so that the Company need not have net tangible assets of at least $5,000,001 to consummate a business combination.

In connection with the stockholders’ vote at the special meeting of stockholders held by the Company on June 14, 2023, 12,980,181 shares of the Company’s Class A common stock were redeemed with a total redemption payment of $134,295,092.

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

On June 23, 2023, 12,980,181 shares of the Company’s common stock were redeemed with a total redemption payment of $134,295,092. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of September 30, 2023, the Company recorded a charge to stockholders’ deficit of $1,342,951 of excise tax liability calculated as 1% of the value of the shares redeemed.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 27, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which frequently exceeds the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Common Stock Subject to Possible Redemption

The 3,519,819 remaining shares of Class A common stock issued as part of the Units in the Public Offering and outstanding at September 30, 2023 contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

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

In June 2023, deferred underwriting fee payable was reduced by $4,042,500 to $1,732,500. The reduction was due to BofA Securities, Inc., one of the underwriters, waiving their portion of the deferred underwriting fee.

Net Loss Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the partial exercise of the over-allotment option because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023		September 30, 2022		September 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Numerator
Allocation of net income (loss)	$(191,267)	$(224,153)	$614,766	$215,907	$330,771	$82,693	$308,952	$77,522
Denominator
Weighted average shares outstanding	3,519,819	4,125,000	11,745,355	4,125,000	16,500,000	4,125,000	16,439,560	4,125,000
Basic and diluted net income (loss) per share	$(0.05)	$(0.05)	$0.05	$0.05	$0.02	$0.02	$0.02	$0.02

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

As of September 30, 2023, the value of the shares of Class A common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$150,000,000
Less:
Proceeds allocated to Public Warrants	(2,475,000)
Class A common stock issuance costs	(16,506,549)
Plus:
Re-measurement of carrying value to redemption value	22,349,535
Gross proceeds from partial exercise of overallotment option	15,000,000
Class A common stock subject to redemption as of December 31, 2022	$168,367,986
Plus:
Re-measurement of carrying value to redemption value	1,327,101
Class A common stock subject to redemption as of March 31, 2023	$169,695,087
Plus:
Re-measurement of carrying value to redemption value	1,516,404
Less:
Partial redemptions	(134,295,092)
Class A common stock subject to redemption as of June 30, 2023	$36,916,399
Plus:
Re-measurement of carrying value to redemption value	608,663
Class A common stock subject to redemption as of September 30, 2023	$37,525,062

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

Note 5—Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor paid $25,000 to purchase 4,312,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. As of December 31, 2022, the Founder Shares include an aggregate of up 562,500 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units is not exercised in full or in part. On January 11, 2022, the underwriters partially exercised the over-allotment option, resulting in forfeiture of 187,500 shares of Class B common stock. As of September, 30, 2023 and December 31, 2022 outstanding Class B common stock excludes 187,500 of shares forfeited due to partial exercise of the overallotment option on January 11, 2022.

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

On July 27, 2023, the Company issued an aggregate of 4,124,995 shares of Class A common stock, par value $0.0001 per share to the holders of the Company’s shares of Class B common stock, par value $0.0001 per share upon the conversion of an equal number of Class B Shares. The 4,124,995 Class A Shares issued in connection with the conversion are subject to the same restrictions as applied to the Class B Shares before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the conversion, there were 7,644,814 Class A Shares issued and outstanding (of which 3,519,819 shares were redeemable and 4,124,995 were non-redeemable) and five Class B Shares issued and outstanding. The issuance of Class A Shares upon the conversion has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

Related Party Loans

On May 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering (“First Promissory Note”). The First Promissory Note is non-interest bearing and payable, according to contractual terms, on the earlier of December 31, 2022 or the completion of the Public Offering. As of December 31, 2021, the Company had borrowed $189,789 under First Promissory Note. The Company settled the liability on January 11, 2022.

On June 22, 2023, the Sponsor and Set Jet, Inc., a Nevada corporation each contributed $45,000 to the Trust Account. During the three months ended September 30, 2023, Set Jet, Inc., contributed $270,000 to the Trust Account. The Company will reimburse the Sponsor and Set Jet, Inc. for the contribution in the event that the Company completes a Business Combination. The Company recorded the contribution as part of Note and Other Payable- Related Party at September 30, 2023.

On August 24, 2023, a company affiliated with the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the Business Combination (“Second Promissory Note”). The Second Promissory Note is non-interest bearing and payable, according to contractual terms, on the earlier of December 21, 2023 or the completion of the Business Combination. As of September 30, 2023, the Company had borrowed $100,000 under Second Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Legal Advisory Agreement

On July 7, 2022, the Company signed an agreement with a legal advisor that will represent the Company on corporate and securities compliance matters related to its pursuit of a Business Combination. According to the terms of the agreement, the Company was obligated to pay a retainer fee of $50,000 upon the signing of this agreement, and is further obligated to pay up to an additional $200,000 when certain milestones are met prior to the closing of the Business Combination. Legal fees incurred in connection with the business combination above $250,000 will be due and payable upon completion of the Business Combination. The initial retainer fee of $150,000 was paid as of September 30, 2023. The amount of legal fees recorded as part of the Company’s accrued expenses and accounts payable was $1,469,530 and $50,000, respectively, as of September 30, 2023.

M&A Advisory Agreement

On October 13, 2022, the Company signed an agreement with an advisor to assist the Company on merger and acquisition matters as they relate to a Business Combination. According to the terms of the agreement, as amended on July 7, 2023, the Company is obligated to pay the advisor a fee determined as a percentage of the enterprise value of a target. The percentage ranges from 0.5%, which would apply to an enterprise value of $600,000,000 or more, and 1.5%, which would apply to an enterprise value of $200,000,000 or less. The advisory fee is payable by the Company to the advisor in shares of the Company’s Class A common stock at $10.00 per share. The Company has not recorded any advisory fees through September 30, 2023 as stock compensation recognition criteria per ASC 718-10-25 have not been met.

Private Placement Agreements

On October 13, 2022, the Company signed a private placement agreement with an agent to assist the Company with the private placement of the Company’s stock or other securities. According to the terms of the agreement, as amended on July 7, 2023, the Company is obligated to pay the agent, concurrently with the consummation of the placement, a fee determined as 2% of gross receipts from the placement. The advisory fee is payable in shares of the Company’s Class A common stock at $10.00 per share. No fee has been recorded by the Company through September 30, 2023 as this private placement has not yet taken place.

Merger Agreement

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

On August 16, 2023, the Company, Merger Sub and Set Jet entered into an amended and restated merger agreement amending certain covenants and closing conditions, none of which were material to the Business Combination

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022 there were no shares of preferred stock issued and outstanding.

Shares of Class A Common Stock—The Company is authorized to issue 180,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. There were 4,124,995 and 0 shares of Class A common stock issued and outstanding, excluding 3,519,819 and 16,500,000 shares of Class A common stock subject to redemption at September 30, 2023 and December 31, 2022, respectively.

Shares of Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. There were 5 and 4,125,000 shares of Class B common stock issued and outstanding at September 30, 2023 and December 31, 2022, respectively. The number excludes 187,500 of Class B common stock forfeited due to partial exercise of the overallotment option on January 11, 2022.

On July 27, 2023, the Company issued an aggregate of 4,124,995 shares of Class A common stock, par value $0.0001 per share to the holders of the Company’s shares of Class B common stock, par value $0.0001 per share upon the conversion of an equal number of Class B Shares.

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

On June 23, 2023, 12,980,181 shares of the Company’s common stock were redeemed. At September 30, 2023, the amount of issued and outstanding Public Warrants and Private Placement warrants did not change.

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

Note 8—Income Taxes

Our effective tax rate was 6.78% and 24.26% for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 49.76% and 29.96% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% mainly due to non-deductible transaction costs and a valuation allowance for the three and nine months ended September 30, 2023 and September 30, 2022. Cash paid for income taxes during the nine months ended September 30, 2023 and 2022 was $974,000 and $32,000, respectively.

 Note 9—Fair Value Measurements

Investments held in Trust Account

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other Observable	Significant Other Unobservable
	September 30,	Active Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$37,549,655	$37,549,655	—	—
	$37,549,655	$37,549,655	—	—

		Quoted Prices In	Significant Other Observable	Significant Other Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$168,759,775	$168,759,775	—	—
	$168,759,775	$168,759,775	—	—

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

On October 19, 2023, a company affiliated with the Sponsor agreed to loan the Company, under the terms of a promissory note, an aggregate of up to $100,000 to cover expenses related to the Business Combination. The promissory note is non-interest bearing and payable, according to contractual terms, on the earlier of December 21, 2023 or the completion of the Business Combination.

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

Results of Operations

As of September 30, 2023, we have neither engaged in any operations nor generated any revenues. All activity for the period from April 5, 2021 (inception) through September 30, 2023 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended September 30, 2023, we had a net loss of $415,420, which resulted from formation and operating costs of $804,083 offset by gain from investments held in the trust account of $478,474, and income tax expense of $89,811.

For the nine months ended September 30, 2023, we had net income of $830,673, which resulted from gain from investments held in the trust account of $4,137,173 offset by formation and operating costs of $2,484,680 and income tax expense of $821,820.

For the three months ended September 30, 2022, we had a net income of $413,464, which resulted from interest income from investments held in the trust account of $758,134 offset by formation and operating costs of $201,493 and income tax expense of $143,177.

For the nine months ended September 30, 2022, we had net income of $386,474, which resulted from the fair value of forfeited overallotment option of $79,071, the change in fair market value of the over-allotment option of $15,119 and interest income from investments held in the trust account of $1,003,415, offset by formation and operating costs of $545,791 and income tax provision of $165,340.

Liquidity and Capital Resources

As of September 30, 2023, we had $152,956 in cash and a working capital deficit of $3,460,817.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the sponsor of $189,789. The promissory note was paid in full on January 11, 2022.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us working capital loans. As of September 30, 2023, there were no amounts outstanding under any working capital loans.

On August 24, 2023, a company affiliated with the sponsor agreed to loan the Company, under an unsecured promissory note, an aggregate of up to $100,000. Second promissory note  is non-interest bearing and payable, according to contractual terms, on the earlier of December 21, 2023 or the completion of the business combination. As of September 30, 2023, the Company had borrowed $100,000 under second promissory note. On October 19, 2023, a company affiliated with the Sponsor agreed to loan the Company, under the terms of a promissory note, an aggregate of up to $100,000. Third promissory note is non-interest bearing and payable, according to contractual terms, on the earlier of December 21, 2023 or the completion of the business combination. Subsequent to the consummation of the initial public offering and private placement, our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has, according to the amended charter and the investment management trust agreement, until December 21, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty for the next twelve months from the issuance of these financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Contractual Obligations

Legal Advisory Agreement

On July 7, 2022 the Company signed an agreement with a legal advisor that will represent the Company on corporate and securities compliance matters related to its pursuit of a Business Combination. According to the terms of the agreement, the Company was obligated to pay a retainer fee of $50,000 upon the signing of this agreement, and is further obligated to pay up to an additional $200,000 when certain milestones are met prior to the closing of the Business Combination. Legal fees incurred in connection with the business combination above $250,000 will be due and payable upon completion of the Business Combination. The initial retainer fee of $150,000 was paid as of September 30, 2023. The amount of legal fees recorded as part of the Company’s accrued expenses and accounts payable was $1,469,530 and $50,000, respectively, as of September 30, 2023.

Deferred Underwriting Commission

As of September, 30, 2023 the Company has a long-term liability represented by deferred underwriting commissions of $1,732,500.

M&A Advisory Agreement

On October 13, 2022, the Company signed an agreement with an advisor to assist the Company on merger and acquisition matters as they relate to a Business Combination. According to the terms of the agreement, as amended on July 7, 2023, the Company is obligated to pay the advisor a fee determined as a percentage of the enterprise value of a target. The percentage ranges from 0.5%, which would apply to an enterprise value of $600,000,000 or more, and 1.5%, which would apply to an enterprise value of $200,000,000 or less. The advisory fee is payable by the Company to the advisor in shares of the Company’s Class A common stock at $10.00 per share. The Company has not recorded any advisory fees through September 30, 2023 as stock compensation recognition criteria per ASC 718-10-25 have not been met.

Private Placement Agreements

On October 13, 2022, the Company signed a private placement agreement with an agent to assist the Company with the private placement of the Company’s stock or other securities. According to the terms of the agreement, as amended on July 7, 2023, the Company is obligated to pay the agent, concurrently with the consummation of the placement, a fee determined as 2% of gross receipts from the placement. The advisory fee is payable in shares of the Company’s Class A common stock at $10.00 per share. No fee has been recorded by the Company through September 30, 2023 as this private placement has not yet taken place.

Merger Agreement

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

On August 16, 2023, the Company, Merger Sub and Set Jet entered into an amended and restated merger agreement amending certain covenants and closing conditions, none of which were material to the Business Combination

Critical Accounting Policies

Public and Private Warrants

The Company accounted for the 14,500,000 warrants issued and outstanding at September 30, 2023, including 8,250,000 Public Warrants and 6,250,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

Net Income/(Loss) Per Share of Class A Common Stock

We have two categories of shares, which are referred to as redeemable shares of Class A common stock and non-redeemable shares of Class B and Class A common stock. Earnings and losses are shared pro rata between the two categories of shares of common stock.

Shares of Class A Common Stock Subject to Possible Redemption

The 3,519,819 remaining shares of Class A common stock issued as part of the Units in the Public Offering and outstanding at September 30, 2023 contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of us require shares of Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable shares of Class A common stock were classified outside of permanent equity as of September 30, 2023.

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

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in our internal control over financial reporting related to a) timely recognition of accounts payable, accrued liabilities as well as related expenses, b) calculation of the provision for income taxes and c) calculation of shares subject to redemption and non-redeemable shares, including calculations of net income (loss) per share associated with both classes of shares.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2023.

Management has implemented steps to improve our internal control over financial reporting. To respond to the material weakness related to timely recognition of accounts payable, accrued liabilities as well as related expenses, we have devoted, and plan to continue to devote, additional effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans at this time include performing, as part of financial close, additional analysis and procedures, as deemed necessary to ensure complete recognition of all vendor invoices and expenses incurred but not yet invoiced in addition to proper review controls over the provision for income taxes and calculations of non-redeemable and redeemable shares, including related net income (loss) per share. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On July 31, 2023, the Company submitted a plan to regain compliance and Nasdaq granted an extension of time until December 11, 2023, to regain compliance. The Company cannot assure you that it will be able to regain compliance. The Company’s failure to meet this, or any other requirement would result in its warrants being delisted from Nasdaq. The Company and holders of its securities could be materially adversely impacted if its securities are delisted from Nasdaq. In particular:

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

Revelstone Capital Acquisition Corp.

Date: November 17, 2023	By:	/s/ Daniel Neukomm
Daniel Neukomm
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2023	By:	/s/ Morgan Callagy
Morgan Callagy
Co-Chief Executive Officer and Secretary
(Principal Financial and Accounting Officer)